Form 10-K
period 1993-12-31
WMX TECHNOLOGIES INC
filed 1994-03-30
CIK 104938

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-7327

                               ----------------

                             WMX TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       36-2660763
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                3003 BUTTERFIELD ROAD, OAK BROOK, ILLINOIS 60521
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (708) 572-8800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                          WHICH REGISTERED
  -------------------                      ------------------------
COMMON STOCK, $1.00 PAR       NEW YORK STOCK EXCHANGE   ZURICH STOCK EXCHANGE
 VALUE                        CHICAGO STOCK EXCHANGE    GENEVA STOCK EXCHANGE
                              LONDON STOCK EXCHANGE     BASLE STOCK EXCHANGE
                                                        FRANKFURT STOCK EXCHANGE

LIQUID YIELD OPTION NOTES DUE 2001                   NEW YORK STOCK EXCHANGE
8 3/4% DEBENTURES DUE 2018                           NEW YORK STOCK EXCHANGE
LIQUID YIELD OPTION NOTES DUE 2012                   NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $14,108,866,000 AT FEBRUARY 1, 1994 (BASED ON THE CLOSING SALE PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON JANUARY 31, 1994, AS REPORTED BY THE WALL STREET JOURNAL (MIDWEST EDITION)). AT MARCH 23, 1994, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 483,615,700 SHARES OF ITS COMMON STOCK OF RECORD.

                      DOCUMENTS INCORPORATED BY REFERENCE

  THOSE SECTIONS OR PORTIONS OF THE REGISTRANT'S 1993 ANNUAL REPORT TO STOCKHOLDERS AND OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 13, 1994 DESCRIBED IN PARTS II, III AND IV HEREOF ARE INCORPORATED BY REFERENCE IN THIS REPORT.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

  WMX Technologies, Inc. (formerly named Waste Management, Inc.) is a leading international provider of environmental, engineering and construction, industrial and related services. Unless the context indicates to the contrary, as used in this report the terms "Company" and "WMX Technologies" refer to WMX Technologies, Inc. and its subsidiaries.

  Through Waste Management, Inc. (formerly named Waste Management of North America, Inc.), a wholly owned subsidiary of the Company (referred to herein, together with its subsidiaries and certain affiliated companies providing solid waste management and related services, as "Waste Management" or "WMI"), the Company provides integrated solid waste management services in North America to commercial, industrial, municipal and residential customers, as well as to other waste management companies. These services consist of solid waste collection, transfer, resource recovery and disposal services. As part of these services, the Company is engaged in providing, through its Recycle America(R) and Recycle Canada(R) programs, paper, glass, plastic and metal recycling services to commercial and industrial operations and curbside recycling services for such materials to residences; in removing methane gas from sanitary landfill facilities for use in electricity generation; and in providing medical and infectious waste management services to hospitals and other health care and related facilities. In addition, through WMI the Company provides street sweeping and parking lot cleaning services, portable fencing and power pole services and Port-O-Let(R) portable sanitation services to municipalities and commercial customers.

  Chemical Waste Management, Inc., an approximately 79%-owned subsidiary of the Company (referred to herein, together with its subsidiaries other than Rust (as defined below), as "CWM"), is a leading provider of hazardous waste management services in the United States. Its chemical waste management services, including transportation, treatment, resource recovery and disposal, are furnished to commercial and industrial customers, as well as to other waste management companies and to governmental entities. CWM also furnishes radioactive waste management services, primarily to electric utilities and governmental entities.

  Wheelabrator Technologies Inc., an approximately 55%-owned subsidiary of the Company (referred to herein, together with its subsidiaries, as "WTI"), provides a wide array of environmental products and services in North America and abroad. WTI's clean energy group is a leading developer of facilities and systems for, and provider of services to, the trash-to-energy, energy, and independent power markets. Through the clean energy group, WTI develops, arranges financing for, operates and owns facilities that dispose of trash and other waste materials in an environmentally acceptable manner by recycling it into energy in the form of electricity and steam. WTI's clean water group is principally involved in the design, manufacture and operation of facilities and systems used to purify water, to treat municipal and industrial wastewater, to treat and manage biosolids resulting from the treatment of wastewater by converting them into useful fertilizers, and to recycle organic wastes into compost material useable for horticultural and agricultural purposes. The clean water group also designs and manufactures various products and systems used in water and wastewater treatment facilities and industrial facilities, precision profile wire screens for use in groundwater wells and other industrial applications, and certain other industrial equipment. WTI's clean air group designs, fabricates and installs technologically advanced air pollution emission control and measurement systems and equipment, including systems which remove pollutants from the emissions of WTI's trash-to-energy facilities as well as power plants and other industrial facilities.

  Rust International Inc., a subsidiary owned approximately 56% by CWM and 40% by WTI (referred to herein, together with its subsidiaries, as "Rust"), furnishes engineering, construction, environmental and infrastructure consulting, hazardous substance remediation and a variety of other on-site industrial and related services primarily to clients in government and in the chemical, petrochemical, nuclear, energy, utility, pulp and paper, manufacturing, environmental services and other industries.

                                                  Printed on recycled paper LOGO

  The Company provides comprehensive waste management and related services internationally, primarily through Waste Management International plc, a subsidiary owned 56% by the Company, 12% by Rust and 12% by WTI (referred to herein, together with its subsidiaries, as "Waste Management International"). Waste Management International provides a wide range of solid and hazardous waste management services (or has interests in projects or companies providing such services) in various countries in Europe and in Argentina, Australia, Brunei, Hong Kong, Indonesia, Malaysia, New Zealand, Singapore and Taiwan.

  On January 1, 1993, CWM and WTI formed Rust and acquired 58% and 42%, respectively, of Rust's outstanding shares. Rust was created to serve the engineering, construction, environmental and infrastructure consulting, hazardous substance remediation and on-site industrial and related services markets, which the managements of CWM, WTI and The Brand Companies, Inc. (referred to herein as "Brand") believed could be served more effectively by organizing the Company's several business units serving those markets into a single integrated company. WTI contributed primarily its engineering and construction and environmental and infrastructure consulting services businesses and its recently formed international engineering unit based in London. CWM contributed primarily its hazardous substance remediation services business, its approximately 56% ownership interest in Brand, and its 12% ownership interest in Waste Management International. On May 7, 1993, Brand was merged into a subsidiary of Rust, and shares of Brand (other than those owned by Rust or exchanged for cash in the merger) were converted into shares of Rust. As a result of such merger, Brand is now a wholly owned subsidiary of Rust.

  The Company also owns an approximately 28% interest in ServiceMaster Consumer Services L.P., a provider of lawn care, pest control and other consumer services. The remaining ownership interest is held indirectly by ServiceMaster Limited Partnership.

  Through the end of 1992, the Company categorized its operations into four industry segments-solid waste management and related services; hazardous waste management and related services; energy, environmental and industrial projects and systems; and international waste management and related services (consisting of comprehensive waste management and related services provided outside the United States, Canada and Mexico). Beginning in 1993, the Company categorized the operations of Rust, which was formed from businesses contributed by CWM and WTI, as a fifth industry segment--engineering, construction, industrial and related services--and modified the name of its energy, environmental and industrial projects and systems segment to "trash-to-energy, water treatment, air quality and related services."

  The following table shows the respective revenues of these segments for the Company's last three years, presented as if the above-described Rust transaction had occurred prior to the periods presented:

                                                    (000'S OMITTED)
                                                 YEAR ENDED DECEMBER 31
                                            ----------------------------------
                                               1991        1992        1993
                                            ----------  ----------  ----------
Solid Waste Management and Related
 Services.................................. $3,961,111  $4,309,614  $4,702,166
Hazardous Waste Management and Related
 Services..................................    720,048     755,088     661,860
Engineering, Construction, Industrial and
 Related Services..........................  1,236,979   1,441,050   1,534,465
Trash-to-Energy, Water Treatment, Air
 Quality and Related Services..............    746,042     928,313   1,142,219
International Waste Management and Related
 Services..................................  1,075,070   1,445,734   1,411,211
Eliminations of Intercompany Revenue.......   (188,336)   (218,772)   (316,344)
                                            ----------  ----------  ----------
Consolidated Revenue....................... $7,550,914  $8,661,027  $9,135,577
                                            ==========  ==========  ==========

  For information relating to expenses and identifiable assets attributable to the Company's different industry segments, see Note 10 to the Company's Consolidated Financial Statements filed as an exhibit to this report and incorporated by reference herein. For interim periods, the revenues and net income of certain of the Company's businesses may fluctuate for a number of reasons, including there being for some businesses less activity during the winter months.

  Regulatory or technological developments relating to the environment may require companies engaged in environmental services businesses, including the Company, to modify, supplement or replace equipment and facilities at costs which may be substantial. Because certain of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential discharge of materials into the environment, a material portion of the Company's capital expenditures is, directly or indirectly, related to such items. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages 32 to 39 of the Company's 1993 Annual Report to Stockholders (which discussion is filed as an exhibit to this report and incorporated by reference herein) for a review of property and equipment expenditures by the Company for the last three years. The Company does not expect such expenditures, which are incurred in the ordinary course of business, to have a materially adverse impact on its and its subsidiaries' combined earnings or its or its subsidiaries' competitive position in the foreseeable future because the Company's businesses are based upon compliance with environmental laws and regulations and its services are priced accordingly.

  Although the Company strives to conduct its operations in compliance with applicable laws and regulations, the Company believes that in the existing climate of heightened legal, political and citizen awareness and concerns, companies in the environmental services industry, including the Company, will be faced, in the normal course of operating their businesses, with fines and penalties and the need to expend funds for remedial work and related activities with respect to waste treatment, disposal and trash-to-energy facilities. Where the Company concludes that it is probable that a liability has been incurred, a provision is made in the Company's financial statements for the Company's best estimate of the liability based on management's judgment and experience, information available from regulatory agencies and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of a specific site, as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company provides for the minimum amount within the range, in accordance with generally accepted accounting principles. Such estimates are subsequently revised, as necessary, as additional information becomes available. While the Company does not anticipate that the amount of any such revision will have a material adverse effect on the Company's operations or financial condition, the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time. Such matters could have a material adverse impact on earnings for one or more fiscal quarters or years.

  While in general the Company's environmental services businesses have benefited substantially from increased governmental regulation, the environmental services industry itself has become subject to extensive and evolving regulation by federal, state, local and foreign authorities. Due to the complexity of regulation of the industry and to public pressure, implementation of existing and future laws, regulations or initiatives by different levels of government may be inconsistent and difficult to foresee. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations but is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect its operations.

  The Company was incorporated in Delaware in 1968 and subsequently succeeded to certain businesses owned by its organizers and others. The Company's common stock is listed on the New York Stock Exchange under the trading symbol "WMX" and is also listed on the Frankfurt Stock Exchange, the London Stock Exchange, the Chicago Stock Exchange and the Swiss Stock Exchanges in Basle, Zurich and Geneva.

  Unless the context indicates to the contrary, all statistical and financial information under Item 1 and Item 2 of this report is given as of December 31, 1993 and, where such information relates to any period prior to 1993, it is presented as if Rust had been in existence throughout such period. Statistical and financial data appearing under the caption "Solid Waste Management and Related Services" relate only to the Company's WMI group of subsidiaries and do not include any data relating to CWM, Rust, WTI or Waste Management International. See "Hazardous Waste Management and Related Services," "Engineering, Construction, Industrial and Related Services," "Trash-to-Energy, Water Treatment, Air Quality and Related Services" and "International Waste Management and Related Services."

SOLID WASTE MANAGEMENT AND RELATED SERVICES

  At December 31, 1993, Waste Management conducted solid waste management and related services operations in 49 states, the District of Columbia and five Canadian provinces. During 1991, 1992 and 1993, operations in California, Florida and Pennsylvania together accounted for approximately 35%, 34% and 34%, respectively, of WMI revenue. No customer accounted for as much as 2% of WMI revenue in 1991, 1992 or 1993.

  Fees paid to Waste Management by its solid waste collection customers (including charges paid by such customers for disposal) accounted for approximately 78% of WMI revenue in 1991 and 77% in 1992 and 1993. Transfer and disposal services provided to municipalities, counties and other waste management companies accounted for approximately 22% of such revenue in 1991 and 23% in 1992 and 1993.

 Collection

  Waste Management provides solid waste collection services to approximately 1,004,100 commercial and industrial customers. Collection services are also provided to approximately 11,276,700 homes and apartment units. Waste Management's revenue from commercial, industrial and apartment collection services (including revenues from recycling services) accounted for approximately 70% of its solid waste collection revenue in 1991, 1992 and 1993. See "Recycling and Resource Recovery--Recycling" for a description of recycling services.

 Commercial and Industrial

  Many of Waste Management's commercial and industrial customers utilize containers to store solid waste. These containers, ranging from 1 to 45 cubic yards in size, are usually provided to the customer as part of WMI's services. Stationary compactors, which reduce the volume of the stored waste prior to collection, are frequently installed on the premises of large volume customers and are usually provided to these customers in conjunction with WMI's collection services. Containerization enables Waste Management to service most of its commercial and industrial customers with collection vehicles operated by a single employee. Compaction serves to decrease the frequency of collection.

  Commercial and industrial collection services (which include containerized service to apartment buildings) are generally performed under one- to three-year service agreements, and fees are determined by such considerations as market factors, collection frequency, type of equipment furnished, the type and volume or weight of the waste collected, the distance to the disposal facility and cost of disposal.

 Residential

  Most of Waste Management's residential solid waste collection services are performed under contracts with, or franchises granted by, municipalities giving WMI exclusive rights to service all or a portion of the homes in their respective jurisdictions. Such contracts or franchises usually range in duration from one to five years. The fees received by Waste Management are based primarily on market factors, frequency and type of service, the distance to processing or disposal facilities and cost of processing or disposal. Residential collection fees are either paid by the municipalities out of tax revenues or service charges or are paid directly by the residents receiving the service.

TRANSFER

  In order to reduce costs of transportation from collection points to disposal sites, Waste Management operates 117 solid waste transfer stations. A transfer station is a facility where solid waste is received from collection vehicles and then transferred to and compacted in large, specially constructed trailers for transportation to disposal or resource recovery facilities. This procedure reduces costs by improving utilization of collection personnel and equipment.

  The services of these facilities are provided to municipalities or counties and in most instances are also used by Waste Management and by other collection companies. Fees are generally based upon such considerations as market factors, the type and volume or weight of the waste transferred, the extent of recycling, the transport distance involved and the cost of disposal.

 Recycling and Resource Recovery

 Recycling

  Waste Management provides recycling services in the United States and Canada through its Recycle America(R) and Recycle Canada(R) programs. Recycling involves the removal of reusable materials from the waste stream for processing and sale for use in various applications. Participating commercial and industrial operations use containers to separate recyclable paper, glass, plastic and metal wastes for collection, processing and sale by WMI. Fees are determined by such considerations as market factors, frequency of collection, the type and volume or weight of the recyclable material, the distance the recyclable material must be transported and the value of the recyclable material.

  As part of its residential solid waste collection services,WMI provides curbside recycling services to municipalities in the United States and Canada, also through its Recycle America(R) and Recycle Canada(R) programs. Curbside recycling services involve the use of specially designed, compartmentalized vehicles to collect recyclable paper, glass, plastic and metal waste materials which may be separated by residents into different waste containers provided to them for such purpose. The recyclable materials are then typically deposited at a local facility where they are sorted further and processed for resale.

  In 1993,WMI provided curbside recycling services to approximately 5.8 million households pursuant to more than 750 contracts in the United States and Canada. In 1992, WMI provided such services to more than 5.2 million households.

  Waste Management operates 113 materials recovery facilities for the processing of recyclable materials. Such processing consists of separating recyclable materials according to type and baling or otherwise preparing the separated materials for sale.

  Waste Management also participates in joint ventures with Stone Container Corporation and American National Can Corporation to engage, respectively, in the businesses of marketing paper fibre and aluminum, steel, and glass containers for recycling. In each case WMI sells to the joint venture, or has the joint venture market, the paper fibre or containers collected by WMI. The joint ventures sell or market the materials to Stone Container, American National Can or other parties who will process them for reuse. The joint venture with American National Can also owns and operates three glass processing facilities. During 1993, the joint ventures processed approximately
3.7 million tons of recyclable materials. WMI also provides tire recycling and yard waste composting services.

 Energy Recovery

  At 31 WMI-owned or -operated sanitary landfill facilities, Waste Management is engaged in methane gas recovery operations. These operations involve the installation of a gas collection system into a sanitary landfill facility. Through the gas collection system, gas generated by decomposing solid waste is collected and transported to a gas-processing facility at the landfill site. Through physical processes methane gas is separated from contaminants. The processed methane gas is then either (i) sold directly to industrial users or (ii) sold to an affiliate of the Company which uses it as a fuel to power an electricity-generation facility. Electricity generated by the facility is sold, usually to public utilities. WMI or an affiliate of WMI typically enters into long-term sales contracts, often under terms or conditions which are subject to approval by regulatory authorities.

  WMX Technologies also engages in other resource recovery activities through WTI's trash-to-energy and independent power operations and Waste Management International's operations. See "Trash-to-Energy, Water Treatment, Air Quality and Related Services" and "International Waste Management and Related Services."

 Disposal

  Waste Management operates 133 solid waste sanitary landfill facilities. Of this number, 105 are owned by Waste Management and the remainder are leased from, or operated under contract with, others. Additional facilities are in various stages of development. All of the sanitary landfill facilities are subject to governmental regulation. See "Regulation--Solid Waste."

  A sanitary landfill site must have geological and hydrological properties and design features which limit the possibility of water pollution, directly or by leaching. Sanitary landfill operations, which include carefully planned excavation, continuous spreading and compacting of solid waste and covering of the waste, are designed to maintain sanitary conditions, insure optimum utilization of the airspace and prepare the site for ultimate use for other purposes.

  Suitable sanitary landfill facilities have become increasingly difficult to obtain because of land scarcity, local resident opposition and expanding governmental regulation. As its existing facilities become filled, the solid waste disposal operations of Waste Management are and will continue to be materially dependent on its ability to purchase, lease or obtain operating rights for additional sites and obtain the necessary permits from regulatory authorities to operate them. To develop a new facility, WMI must expend significant time and capital resources without any certainty that a permit will ultimately be issued for such facility. In addition, there can be no assurance that additional sites can be obtained or that existing facilities can continue to be operated. However, management believes that the facilities currently available to WMI are sufficient to meet the needs of its current operations for the foreseeable future.

  In varying degrees, Waste Management utilizes its own sanitary landfill facilities to accommodate its disposal requirements for collection and transfer operations. In 1991, 1992, and 1993 approximately 48%, 50%, and 52%, respectively, of the solid waste collected by WMI was disposed of in sanitary landfill facilities operated by it. Usually these facilities are also used by other companies and government agencies on a noncontract basis for fees determined by such considerations as market factors and the type and volume or weight of the waste.

 Related Services

  Waste Management also provides several types of services which are compatible with its solid waste collection operations. Included in these operations are medical and infectious waste management services, portable fencing and power pole services, portable sanitation services and street sweeping and parking lot cleaning services.

  Waste Management's medical and infectious waste management services consist of collecting, transporting, treating and disposing of medical and infectious waste generated by hospitals, pharmaceutical manufacturers, medical clinics, physician and dentist offices and other sources.

  Waste Management provides portable fencing and power pole services to construction sites, port facilities and industrial and governmental customers. Rental rates vary depending on the type and size of the fencing or power poles provided to the customer, the duration of the rental period and local market conditions. Waste Management also provides portable sanitation services to the same types of customers. The portable sanitation services, which are marketed under the Port-O-Let(R) trade name, are also used at numerous public gatherings.

  These related services are marketed and performed primarily by employees operating out of WMI's solid waste operations facilities who also may have responsibility for some phase of solid waste marketing or operations.

HAZARDOUS WASTE MANAGEMENT AND RELATED SERVICES

  CWM's principal business (excluding Rust) is to provide hazardous waste management services consisting of chemical and radioactive waste transportation, treatment, resource recovery and disposal services. For each of the three years in the period ended December 31, 1993, such services accounted for the following percentages of CWM's hazardous waste management and related services revenue:

                                                      YEAR ENDED DECEMBER 31
                                                      -------------------------
                                                       1991     1992     1993
                                                      -------  -------  -------
Treatment, resource recovery and disposal............    63.2%    68.5%    70.6%
Special services.....................................    21.4     15.3     18.6
Transportation.......................................    15.4     16.2     10.8

  Until December 31, 1992, CWM also provided environmental and industrial specialty contracting services through a group of regional and local companies owned by Brand, as well as hazardous substance remediation services, which businesses were contributed to Rust on January 1, 1993. See "General."

 Chemical Waste Management Services

  In the United States, most chemical wastes generated by industrial processes are handled "on-site" at the generators' facilities. Since the mid-1970's, public awareness of the harmful effects of unregulated disposal of chemical wastes on the environment and health has led to extensive and evolving federal, state and local regulation of chemical waste management activities. The major federal statutes regulating the management of chemical wastes include the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), the Toxic Substances Control Act ("TSCA") and the Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended ("CERCLA" or "Superfund"), all primarily administered by the United States Environmental Protection Agency ("EPA"). CWM's business is heavily dependent upon the extent to which regulations promulgated under these or similar state statutes and their enforcement over time effectively require wastes to be managed in facilities of the type owned and operated by CWM. See "Regulation--Hazardous Waste," "--RCRA" and "--Superfund."

  The chemical wastes handled by CWM include industrial by-products and residues that have been identified as "hazardous" pursuant to RCRA, as well as other materials contaminated with a wide variety of chemical substances. CWM operates chemical waste treatment, storage and disposal facilities in 18 states and is able to service customers in most parts of the country through this network of facilities. Additionally, certain chemical wastes, such as polychlorinated biphenyls ("PCBs"), are transported greater distances because they can be accepted only at a limited number of treatment or disposal facilities. CWM also owns a majority interest in a subsidiary which operates a resource recovery facility, a disposal facility and storage facilities in Mexico.

  The ongoing chemical waste management services provided by CWM are typically performed pursuant to nonexclusive service agreements that obligate CWM to accept from the customer chemical wastes conforming to the provisions of the agreement. Fees are determined by such factors as the chemical composition and volume or weight of the wastes involved, the type of transportation or processing equipment utilized and distance to the processing or disposal facility. CWM periodically reviews and adjusts the fees charged for its services.

 Treatment, Resource Recovery and Disposal

  CWM's treatment and resource recovery operations involve processing chemical wastes through the use of thermal, physical, chemical or other treatment methods at one or more of CWM's facilities. The residual material produced by these interim processing operations is either disposed of by burial in a secure disposal cell or by deep well injection, or it may be managed through one of CWM's resource recovery programs.

  Thermal treatment refers primarily to processes that use incineration as the principal mechanism for waste destruction. Physical treatment methods include distillation, evaporation and separation, all of which basically result in the separation or removal of solid materials from liquids. Chemical treatment methods include chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes and essentially involve the transformation of wastes into inert materials through one or more chemical reaction processes. CWM has developed a program of reclamation and reuse of certain chemical wastes, particularly solvent-based wastes, that are generated by certain industrial cleaning operations and metal finishing and other industrial processes.

  CWM's secure land disposal facilities either have interim status or have been issued permits under RCRA. See "Regulation--RCRA." In general, CWM's secure land disposal facilities have received the necessary permits and approvals to accept chemical wastes, although some of such sites may accept only certain chemical wastes. Only chemical wastes in a stable, solid form which meet applicable regulatory requirements may be buried in CWM's secure disposal cells. These land disposal facilities are sited, constructed and operated in a manner designed to provide long-term containment of such waste.

  At three of its locations, CWM isolates treated chemical wastes in liquid form by injection into deep wells. Deep well technology involves drilling wells in suitable rock formations far below the base of fresh water and separated from it by other substantial geological confining layers.

 Transportation

  Chemical waste may be collected from customers and transported by CWM or delivered by customers to CWM's facilities. Chemical waste is transported by CWM primarily in specially constructed tankers and semi-trailers, including stainless steel and rubber or epoxy-lined tankers and vacuum trucks, or in containers or drums on trailers designed to comply with applicable regulations and specifications of the U.S. Department of Transportation ("DOT") relating to the transportation of hazardous materials. CWM's chemical waste transportation fleet includes approximately 400 tractors and 920 trailers. CWM may utilize the services of subcontractors to transport waste in some circumstances. CWM operates 35 transportation centers from which its fleet is dispatched or at which fleet maintenance operations are conducted. CWM also operates several facilities at which waste collected from or delivered by customers may be analyzed and consolidated prior to further shipment.

 Low-Level and Other Radioactive Waste Services

  Radioactive wastes with varying degrees of radioactivity are generated by nuclear reactors and by medical, industrial, research and governmental users of radioactive material. Radioactive wastes are generally classified as either high-level or low-level. High-level radioactive waste, such as spent nuclear fuel and waste generated during the reprocessing of spent fuel from nuclear reactors, contains substantial quantities of long-lived radionuclides and is the ultimate responsibility of the federal government. Low-level radioactive waste, which decays more quickly than high-level waste, largely consists of dry compressible wastes (such as contaminated gloves, paper, tools and clothing), resins and filters which have removed radioactive contaminants from nuclear reactor cooling water, solidified wastes from power plants which have become contaminated with radioactive substances and irradiated hardware.

  CWM provides comprehensive low-level radioactive waste management services in the United States consisting of disposal, processing and various other special services, and transportation. To a lesser extent, it provides services with respect to radioactive waste that has become mixed with regulated chemical waste. CWM generally enters into long-term service agreements with its customers. A particular agreement may include all or part of the services performed by CWM.

 Disposal

  CWM's radioactive disposal operations currently involve low-level radioactive waste only. Its Barnwell, South Carolina facility is one of two licensed commercial low-level radioactive waste disposal facilities in the United States and has been in operation since 1971.

  Fees for burial are set by CWM based upon volume, level of radioactivity and handling considerations. A trust has been established and funded to pay the estimated cost of decommissioning the Barnwell facility. A second fund, for the extended care of the facility, is funded by a surcharge on each cubic foot of waste received. CWM may be liable for additional costs if the extra charges collected to restore and maintain the facility are insufficient to cover the cost of restoring or maintaining the site after its closure (which CWM has no reason to expect).

  Eight southeastern states have joined together to form the Southeast Interstate Low-Level Radioactive Waste Management Compact (the "Southeast Compact"). The Southeast Compact initially designated the Barnwell site as the disposal facility to receive all low-level radioactive waste generated in the eight-state compact region through 1992, and designated North Carolina as the next state to host the regional disposal facility. Federal law allows continued access to the Barnwell facility by generators located outside the compact region. In exchange for such continued access, generators outside of the Southeast Compact region pay surcharges to the State of South Carolina for each cubic foot of waste disposed by CWM. Federal law also establishes milestones for states that are not part of a compact region with an operating disposal facility. If the development of new facilities does not progress in accordance with such milestones, penalties may be imposed in the form of higher surcharges for disposal at the Barnwell facility and, ultimately, denial of access to the Barnwell facility. During 1992, South Carolina adopted legislation allowing the Barnwell site to continue operating until December 31, 1995, and to continue receiving waste generated outside the Southeast Compact until June 30, 1994. The Southeast Compact subsequently increased the surcharges payable by generators located outside the compact region. CWM has advised the Company that CWM expects the South Carolina legislature to consider extending to December 31, 1995 the date the Barnwell site must stop accepting waste generated outside the Southeast Compact, but there can be no assurance that such extension will be obtained.

  During the third quarter of 1989, CWM entered into contracts with the responsible agencies for the Southeast Compact and the Central Midwest Low-Level Radioactive Waste Compact (whose member states are Illinois and Kentucky) (the "Central Midwest Compact") to site, license, construct, operate and close new regional low-level radioactive waste disposal facilities for those Compacts, which facilities are intended to be located in North Carolina and Illinois, respectively. During the third quarter of 1990, CWM also entered into a similar contract for the Appalachian States Low-Level Radioactive Waste Compact (whose member states are Pennsylvania, West Virginia, Maryland and Delaware). The terms of these contracts range from 20 to 30 years. Because of the difficulties associated with the process of siting and licensing such facilities, their development has not in each case proceeded in the manner and on the schedule contemplated by the respective Compact authorities. For example, in October 1992, a special state commission which had been examining the siting of the proposed disposal facility in Illinois declined to approve it, as a consequence of which the timetable for establishing such a facility is uncertain. CWM was subsequently directed to stop certain of its work under its contract with the Central Midwest Compact.

  At this time the Company and CWM are unable to predict the effect which these developments might have upon CWM's business.

 Special Services

  CWM processes low-level radioactive waste at its customers' plants to enable such waste to be shipped in dry rather than liquid form to meet the requirements for receipt at disposal facilities and to reduce the volume of waste that must be transported. Processing operations include solidification, demineralization, dewatering and filtration.

  Other services offered by CWM include decommissioning nuclear facilities, which involves dismantling buildings and equipment (projects that typically are nonrecurring), providing electro-chemical, abrasive and chemical removal of radioactive contamination, and providing management services for spent nuclear fuel storage pools.

 Transportation

  Most low-level radioactive waste is transported by truck to burial sites. CWM's transportation fleet consists of 25 tractors and 85 heavy-duty trailers, including specialty trailers such as shielded vans, drop decks and lowboys. Transportation terminals are located in South Carolina and Illinois.

  Low-level radioactive waste requiring additional shielding must be transported in shipping casks licensed by the U. S. Nuclear Regulatory Commission ("NRC"). CWM owns 60 such casks, as well as a variety of other containers designed to meet the varying needs of the nuclear industry.

ENGINEERING, CONSTRUCTION, INDUSTRIAL AND RELATED SERVICES

  Rust is a leading provider, through its subsidiaries, of engineering, construction and environmental and infrastructure consulting services, hazardous substance remediation services and other on-site industrial and related services, primarily to clients in government and in the chemical, petrochemical, nuclear, energy, utility, pulp and paper, manufacturing, environmental services and other industries. The types of engineering, construction and environmental and infrastructure consulting services provided by Rust include process and design engineering, plant, facility and related infrastructure construction, project and construction management and oversight services, site analyses, remedial investigations, feasibility studies, environmental assessments, and architectural services. The types of hazardous substance remediation and other on-site industrial and related services provided by Rust include on-site remediation of hazardous substances, scaffolding, industrial cleaning and maintenance and nuclear and utility services and maintenance. In addition, Rust provides engineering and environmental and infrastructure consulting services to clients in several countries outside of North America.

  Until May 1993, Brand engaged in the asbestos abatement business. In May 1993, Brand sold substantially all of its asbestos abatement business to NSC Corporation ("NSC"). See "Acquisitions and Dispositions." As a result of that transaction Rust has an approximately 40% interest in NSC, of which the remaining ownership interests are held approximately 40% by OHM Corporation and 20% by the public.

 Engineering, Construction and Environmental and Infrastructure Consulting Services

  The industrial engineering services provided by Rust are of two general types, process engineering and facility design engineering. Process engineers create the processes by which facilities operate, such as chemical, petrochemical, energy and pulp and paper plants. Design engineering services provided by Rust encompass the following disciplines: architectural; electrical; control systems; process piping; mechanical; structural; heating, ventilation and air conditioning ("HVAC"); and civil. The construction services provided by Rust include primarily the new construction and retrofitting of power generation and industrial facilities, including chemical, petrochemical, pulp and paper, food and beverage, iron and steel, automotive, utility and industrial power and other manufacturing facilities. Rust also requisitions and procures equipment and construction materials for clients and performs quality assurance and quality control oversight of vendor manufacturing practices and provides infrastructure and marine construction, dredging, underwater diving and dismantling and demolition services. Rust's engineering and construction services are provided on a stand-alone basis but are also provided together under engineering, procurement and construction contracts which include engineering services, procurement of facility equipment and materials and construction services.

  Rust's environmental and infrastructure consulting services provide alternative solutions for client problems relating to removing and disposing of hazardous and toxic substances, and managing solid waste, water and wastewater, groundwater and air resources. Such services are provided primarily to private industry and also to federal, state and local governments, including the Department of Defense (the "DOD") and the Department of Energy (the "DOE"). The services include performing remedial investigations for the purpose of characterizing hazardous waste sites, preparing feasibility studies setting forth recommended alternative remedial actions, and providing engineering design and construction oversight services for remediation projects. The services provided also include the siting, permitting, design and construction oversight of solid and hazardous waste landfills and related facilities. Study, design and construction oversight services are also provided, primarily to municipalities, in connection with wastewater collection and treatment, potable water supply treatment and distribution, stormwater management and the building of streets, highways, airports, bridges, waterways and rail services. Additional services provided through Rust include environmental assessment services, the design of systems to properly and safely store, convey, treat and dispose of industrial, hazardous and radioactive materials and consulting services regarding disposal, waste minimization methods and techniques, air quality regulation and industrial hygiene and safety.

  Through a series of acquisitions completed during the period from late 1992 through February 1994, Rust has developed an international engineering and consulting business performing projects in 24 countries. In Europe, Rust has offices in the United Kingdom, Germany, Sweden and Italy, and in the Asia-Pacific region, in Australia, Hong Kong, China, Singapore, Malaysia and Indonesia. Rust also has an office in Dubai, U.A.E. Rust's foreign subsidiaries provide process and design engineering services, environmental and infrastructure engineering services and construction management services to national, regional and local governments and to clients in the utility and industrial power and general manufacturing industries. In addition, Rust provides engineering and consulting services to Waste Management International worldwide.

  Rust received 45%, 43%, and 52% of its total consolidated revenues in 1991, 1992 and 1993, respectively, from the performance of engineering, construction and environmental and infrastructure consulting services.

 Remediation and Other On-Site Industrial and Related Services

 Hazardous Substance Remediation Services

  Rust performs on-site hazardous chemical and radioactive substance remediation services for clients in the chemical, petrochemical, automotive and other manufacturing industries and for federal, state and local government entities, including the DOD and the DOE in connection with such projects as the remediation of military bases and other government installations, the EPA in connection with CERCLA projects and various state environmental agencies. Rust treats hazardous substances on-site using a variety of methods and technologies, including, among others, mobile incineration technology, thermal desorption to separate organic contaminants from soils or solids for subsequent treatment of the organic vapor stream, sludge drying, soil washing, stabilization and, to a lesser extent, bioremediation, which involves the breakdown of hazardous substances with microorganisms. Rust's hazardous substance remediation services also include the containment and closure of contaminated sites and the cleaning, relining and sealing of liquid containment and treatment ponds, lagoons, and other surface impoundments.

  Hazardous substance remediation services provided to Rust's private industry clients often involve the implementation of "records of decision" promulgated by the EPA in response to results of EPA environmental analysis and investigation. In connection with the remediation of military bases and other government installations, the DOD and DOE are experimenting with awarding multi-disciplined remediation contracts to a single company capable of providing the management services necessary to oversee the entire project. The company selected is, in effect, the project's general contractor. In August 1993, the U.S. Army Corps of Engineers awarded to Rust two such contracts under which Rust could be paid up to $350 million over a ten-year period. Under such contracts, Rust will perform work pursuant to individual delivery orders negotiated on a project-by-project basis, and there can be no assurance that the delivery orders ultimately issued or successfully negotiated and performed by Rust will aggregate $350 million in fees. Rust intends to utilize its integrated approach to providing a full range of engineering, construction, environmental consulting, on-site hazardous substance remediation and other industrial services to pursue additional comprehensive federal government environmental services contracts.

 On-Site Industrial and Related Services

  Rust provides various on-site industrial and related services. Such services consist primarily of scaffolding, industrial cleaning, catalyst handling, plant and nuclear and utility services. Rust provides scaffolding services primarily to the chemical, petrochemical and utilities industries, as well as other clients. In most cases, the scaffolding services are provided in conjunction with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, although such services are also performed in connection with new construction projects. Rust performs four types of industrial cleaning services--water blasting, chemical cleaning, vacuuming and water filtration-- primarily for clients in the petrochemical, chemical, and pulp and paper industries, utilities and, to a lesser extent, the government sector. Rust's catalyst handling services include the unloading, screening, classifying for reuse, disposing and reloading of catalyst, primarily to customers in the refining, petrochemical, chemical and gas processing industries using solid catalyst in reactors to convert, through chemical reactions, various hydrocarbon substances into higher grades or specific products and to remove unwanted byproducts. Rust's on-site plant services include providing personnel to perform mechanical and electrical services, equipment installation, welding, HVAC, warehousing and inventory management services and technical support in the area of industrial hygiene and safety training. Rust assists clients in the nuclear and utility industries in solving electrical, mechanical, engineering and related technical services problems. Rust also provides spent fuel storage (rerack) services to the nuclear power industry.

  Rust received 55%, 57% and 48% of its total consolidated revenues in 1991, 1992 and 1993, respectively, from the performance of hazardous substance remediation and other on-site industrial and related services (including asbestos abatement services until the May 1993 transfer of that business, as described in "Acquisitions and Dispositions").

TRASH-TO-ENERGY, WATER TREATMENT, AIR QUALITY AND RELATED SERVICES

 Wheelabrator Clean Energy

  WTI, through Wheelabrator Environmental Systems Inc. and its subsidiaries, is a leading developer, operator and owner of trash-to-energy and independent power facilities in the United States. These facilities, either owned, operated or under construction, give WTI nearly 800 megawatts of electric generating capacity, which ranks it among the nation's largest independent power producers.

  WTI's trash-to-energy projects utilize proven boiler and grate technology capable of processing up to 3,000 tons of trash per day per facility. The heat from this combustion process is converted into high-pressure steam, which typically is used to generate electricity for sale to public utility companies under long-term contracts.

  WTI's trash-to-energy development activities involve a number of contractual arrangements with a variety of private and public entities, including municipalities (which supply trash for combustion), utilities or other power users (which purchase the energy produced by the facility), lenders, public debtholders, joint venture partners and equity investors (which provide financing for the project) and the contractors or subcontractors responsible for building the facility. In addition, WTI often identifies and acquires sites for the facility and for the disposal of residual ash produced by the facility and obtains necessary permits and licenses from local, state and federal regulatory authorities.

  WTI also develops, operates and, in some cases, owns independent power projects, which either cogenerate electricity and thermal energy or generate electricity alone for sale to utilities. Cogeneration is a technology which allows the consecutive use of two or more useful forms of energy from a single primary fuel source, thus providing a more efficient use of a fuel's total energy content.

 Wheelabrator Clean Water

  Through its Wheelabrator Clean Water group ("Wheelabrator Clean Water"), WTI develops projects that purify water, treat wastewater, treat and manage biosolids, and compost organic wastes. WTI also provides technologies and services used to treat drinking water as well as industrial and municipal process and water. Wheelabrator Clean Water provides a range of biosolids management services to over 400 communities, including land application, drying, pelletizing, stabilization and composting of non-hazardous biosolids. Wheelabrator Clean Water typically enters into multi-year contracts with biosolids generators under which WTI is paid by the generator to beneficially reuse the biosolids.

  Land application involves the application of non-hazardous biosolids as a natural fertilizer on farmland pursuant to rigorous site-specific permits issued by applicable state authorities. Biosolids are also used in land-reclamation projects such as strip mines. Regulations governing sludge management were issued by the EPA in December 1992 under the Clean Water Act. The regulations encourage the beneficial use of municipal sewage sludge by recognizing the resource value of biosolids as a fertilizer and soil conditioner, and establish requirements for land application designed to protect health and the environment.

  Wheelabrator Clean Water also develops and operates facilities at which biosolids are dried and pelletized. WTI has three facilities currently in operation, including a recently completed facility in New York City, and two other facilities, one under construction and the other in the late stages of development, in Baltimore, Maryland. WTI has approximately 565 dry-tons-per-day of biosolids drying capacity either in operation, under construction or in advanced stages of development. Sludge which has been dried is generally used as fertilizer by farmers, commercial landscapers and nurseries and as a bulking agent by fertilizer manufacturers. Development of dryer facilities generally involves various contractual arrangements with a variety of private and public entities, including municipalities (which generate the biosolids), lenders, contractors and subcontractors which build the facilities, and end-users of the fertilizer generated from the treatment process.

  Wheelabrator Clean Water is also a leading provider of a comprehensive range of water and wastewater treatment services to municipalities throughout the United States, including water and wastewater treatment plant start-up assistance, plant operations and maintenance planning and management, training of plant supervisors, operators and laboratory and maintenance personnel, refining process systems, management systems for process control, and plant diagnostic evaluations and energy audits. Wheelabrator Clean Water also designs and supplies enclosed automated composting systems which recycle organic wastes into beneficial products which are used by commercial landscapers, nurseries and fertilizer manufacturers.

  Though its Wheelabrator Engineered Systems Inc. subsidiary ("WES"), Wheelabrator Clean Water engineers and manufacturers a variety of environmental products and systems. WES provides single-source, advanced-systems solutions related to drinking water, industrial process water, wastewater, slurry pumping and high solids dewatering. WES also provides systems designed to remove solids from liquid streams through the use of self-cleaning bar/filter screens, grinders, macerators, conveyors and compactor systems. WES provides high technology water purification and wastewater treatment systems which utilize a variety of technologies including demineralizers, reverse osmosis and vacuum degasification products. WES also designs and installs process technology systems utilizing evaporators, crystallizers, electrodialysis, dialysis, reverse osmosis and ultrafiltration for treating industrial process wastewater. Through its Johnson Screen unit, WES produces profile wire screen products for groundwater production, hydrocarbon processing, food processing and coal/mineral processing.

  WTI also manufactures Wheelabrator machines, a line of nonpolluting materials cleaning equipment for use by a variety of industrial customers, including foundries, steel processors, automobile producers and rubber and plastics producers, in cleaning and finishing metal and other materials. WTI also manufactures high-alloy combustion grates used in the high-temperature furnaces of its trash-to-energy facilities.

 Wheelabrator Clean Air

  WTI's Wheelabrator Clean Air group ("Wheelabrator Clean Air") designs, fabricates and installs advanced air pollution emission control and measurement technologies. WTI offers electrostatic precipitators, flue-gas desulfurization systems (scrubbers), fabric-filter systems (baghouses) and nitrogen oxide ("NOx") control systems, which remove pollutants from the emissions of WTI's trash-to-energy systems, as well as power plants and other industrial facilities. Wheelabrator Clean Air also designs and constructs tall concrete chimneys and silos to help utilities and industrial companies meet environmental requirements. Wheelabrator Clean Air's activities involve both custom and pre-engineered systems for emission control. The custom engineering division licenses a patented process for the removal of hydrogen sulfide from gaseous and liquid streams. The process prevents the formation of sulfur dioxide emissions, thereby controlling acid rain and odor problems. Wheelabrator Clean Air also provides a full range of technologies and services for destroying or recycling volatile organic compounds ("VOCs") from air and liquid sources and NOx from air sources. Both VOCs and NOx are major contributors to the creation of smog. WTI's VOC and NOx control systems are utilized by customers in a variety of industries, including oil refineries, chemical plants and automobile production facilities. Complementing the emission control divisions is a measurement division which designs and installs continuous emissions monitoring systems ("CEMs") for the utility, trash-to-energy, industrial furnace and petrochemical industries, all of which are affected by regulations requiring the continuous monitoring of stack emissions. WTI anticipates that the Clean Air Act Amendments of 1990, along with existing and proposed regulations issued thereunder, will generate additional business opportunities for its expertise in VOC and NOx control systems and scrubbers, as well as additional applications for CEMs. See "Regulation--Trash-to-Energy, Water Treatment, Air Quality and Related Services."

INTERNATIONAL WASTE MANAGEMENT AND RELATED SERVICES

  The Company is a leading provider of comprehensive waste management and related services internationally, primarily through Waste Management International, which conducts essentially all of the waste management operations of the Company located outside North America. The operations of Waste Management International are managed on a country by country basis and are divisible into two broad categories: collection services and treatment and disposal services.

  The Company has had international operations since the mid-1970's. However, the bulk of the Company's international operations and revenues are derived from the acquisition over the last six years of numerous companies and interests in Europe in various of its service lines. In 1993, the Company completed numerous acquisitions including, among others: in the U. K., the acquisition by the joint venture company formed in 1992 by Waste Management International and Wessex Water Plc ("Wessex") (an English publicly traded company providing water distribution, wastewater treatment and sewerage services, in which Waste Management International acquired a 15% interest in 1991, which was increased to 20% in February 1993) of Waste Management Limited, a solid waste collection and disposal company, and related business and assets; in France, a company engaged in solid waste collection in industrial cleaning; in The Netherlands, a company engaged in the collection and transportation of solid waste and the sorting of demolition waste; and in Germany, a group of companies providing waste collection services and recyclables sorting. In 1993, Waste Management International also acquired other businesses in the U. K., Germany, France, The Netherlands, Finland, Italy, Denmark, Sweden, Austria, Australia, New Zealand and Taiwan.

  In accordance with its objective of maintaining a local identity, Waste Management International, in certain cases, operates through companies or joint ventures in which Waste Management International and its affiliates own less than a 100% interest.

  Because of the timing, number and size of Waste Management International's Italian acquisitions, the portion of Waste Management International's revenues in 1991, 1992 and 1993 derived from Italian operations was 46%, 38% and 32%, respectively. During 1991 and 1992, revenues from Sweden were also 10% or more of Waste Management International's revenues. Revenues from The Netherlands were more than 10% of Waste Management International's revenues in 1993.

  While Waste Management International has considerable experience in mobilizing for and managing foreign projects, its operations continue to be subject generally to such risks as currency fluctuations and exchange controls, the need to recruit and retain suitable local labor forces and to control and coordinate operations in different jurisdictions, changes in foreign laws or governmental policies or attitudes concerning their enforcement, political changes, local economic conditions and international tensions. In addition, price adjustment provisions based on certain formulas or indices may not accurately reflect the actual impact of inflation on the cost of performance.

  In August 1991, each of CWM and WTI acquired a 15% fully diluted interest in a predecessor of Waste Management International from a subsidiary of the Company pursuant to the exercise of previously granted options. See "Acquisitions and Dispositions." In April 1992, Waste Management International sold 75,000,000 ordinary shares (20% of the post-offering outstanding shares) in an initial public offering. The proceeds of the offering, approximately $700,000,000, were used to retire third party debt and to repay advances from the Company. Immediately following the public offering, Waste Management International was owned 56%, 12% and 12% by the Company, WTI and CWM, respectively. CWM subsequently transferred its interest in Waste Management International to Rust in connection with the formation of Rust in January 1993.

 Collection Services

  Collection services include collection and transportation of solid, hazardous and medical wastes and recyclable material from residential, commercial and industrial customers. The residential solid waste collection process, as well as the commercial and industrial solid and hazardous waste collection process, is similar to that utilized by the Company in the United States. Waste Management International provides collection services as of the date of this report to governmental and private customers in ten European countries, Argentina, Australia, Brunei, Malaysia, New Zealand and Taiwan. Business is obtained through public bids or tenders, negotiated contracts, and, in the case of commercial and industrial customers, direct contracts. Waste Management International operates 76 waste transfer facilities, 15 of which are for hazardous waste, 58 of which are for solid waste and three of which are for both types of waste.

  At December 31, 1993, Waste Management International's collection services encompassed approximately 1,700 separate municipal contracts (the largest number of which are in Italy) serving over 6.3 million households (including provision of recycling services to over one million households) and commercial and industrial collection services to more than 140,000 solid waste and approximately 29,600 hazardous waste customers, as well as related services. The size, specifications, provisions and duration of municipal contracts vary substantially, with some such contracts also covering landfill disposal or street-sweeping or other cleaning services. Pricing for municipal contracts is generally based on volume of waste, number and frequency of collection pick-ups and disposal arrangements. Longer-term contracts typically have formulas for periodic price increases or adjustments.

  Street, industrial premises, office, parking lot and port cleaning services are also performed by Waste Management International, along with portable sanitation/toilet services for such occasions as outdoor concerts and special events.

  Waste Management International's commercial and industrial solid and hazardous waste collection services are generally contracted for by individual establishments. In addition to solid waste collection customers, customers include small quantity waste generators, as well as larger petrochemical, pharmaceutical and other industrial customers, which may seek collection of hazardous, chemical or medical wastes or residues. Contract terms and prices vary substantially between jurisdictions and types of customer.

 Treatment and Disposal Services

  Treatment and disposal services include processing of recyclable materials, operation of both solid and hazardous waste landfills, operation of municipal, trash-to-energy and hazardous waste incinerators, and provision of hazardous waste treatment and site remediation services and water treatment services. The operation of solid waste landfills is currently Waste Management International's most significant treatment and disposal service. Treatment and disposal services are provided under contracts which may be obtained through public bid or tender or direct negotiation, and are also provided directly to other waste service companies. At December 31, 1993, Waste Management International operated 23 waste treatment facilities, 32 recycling and recyclables processing facilities, 11 incinerators and 57 landfills; three of the 11 incinerators are hazardous waste incinerators.

  Once collected, solid wastes may be processed in a recyclables processing facility. Unprocessed solid wastes, or the portion of the waste stream remaining after recovery of recyclable materials, require disposal, which may be accomplished through incineration (in connection with which the energy value may be recovered in a trash-to-energy facility) or through disposal in a solid waste landfill. The relative use of landfills versus incinerators differs from country to country and will depend on many factors, including the availability of land, geological and hydrological conditions, the availability and cost of technology and capital, and the regulatory environment. The main determinant of disposal method is generally the disposal cost per cubic meter at local landfills, as incineration is generally more expensive.

  At present, in most countries in which Waste Management International operates, landfilling is the predominant disposal method employed. Waste Management International owns or operates landfills in Italy, Sweden, France, Spain, Australia, the United Kingdom, Germany, Denmark, Argentina and New Zealand. The Company is also constructing a solid waste landfill in Hong Kong. Landfill disposal agreements may be separate contracts or an integrated portion of collection or treatment contracts. In addition, landfills may accept waste on a reserved space or per load basis. Waste Management International believes it has access to sufficient solid waste landfill capacity to meet its current needs.

  Demand for solid waste incineration is affected by landfill disposal costs and government regulations. The incineration process for non-hazardous solid waste has also been influenced by two significant factors in recent years: (i) increasingly strict control over air emissions from incinerators; and (ii) increasing emphasis on trash-to-energy incinerators, which utilize heat produced by incinerators to generate electricity and other energy. Incineration generates approximately 30% residue (by weight), which is either landfilled or, where permitted, recycled for use as a road base or in other construction uses.

  Waste Management International's trash-to-energy incinerator in Hamm is a German-designed plant and the only privately operated trash-to-energy facility in Germany. It is among the first trash-to-energy facilities to fully comply with that country's stringent new air pollution requirements. The facility serves the household and commercial solid waste incineration needs of a population of over 550,000 in Hamm and nearby towns. Under its current permits, the facility is able to produce 18 megawatts of steam-generated electricity and sold approximately 69,000 megawatt hours to the local power grid in 1993 (enough power for about 17,000 homes). In 1992, Waste Management International entered into a contract with the County of Gutersloh, Germany to design, construct, own and operate a trash-to-energy facility. The facility is being designed with a capacity of converting 268,000 metric tons per year of municipal waste and sewage sludge into energy and the County has guaranteed to provide to the facility at least 205,000 metric tons of waste and sewage sludge per year. The facility would be capable of producing enough electricity to power more than 35,000 homes. Waste Management International also operates five small conventional municipal solid waste incinerators in Italy and one small plant in each of Sweden and New Zealand.

  Waste Management International owns or operates hazardous waste treatment facilities in Finland, Italy, Sweden, France, Germany, the United Kingdom, The Netherlands, Hong Kong and New Zealand, has nearly completed the construction of a hazardous waste treatment facility in Indonesia, and has entered into agreements with the governments of Argentina and Venezuela to develop hazardous waste treatment facilities in those countries. The Brescia hazardous waste treatment plant in Italy reduces and stabilizes waste through a number of treatment processes, including physical-chemical treatment, biological treatment, filtration and sludge stabilization, prior to final landfilling at Waste Management International's nearby secure hazardous waste landfill or other permitted disposal. The facility has a modern laboratory for analyzing waste streams. The SAKAB facility in Norrtorp, Sweden is the largest hazardous waste treatment facility in Sweden and utilizes physical-chemical treatment, incineration and landfilling technologies. Waste Management International's ATM facility in Moerdijk, which is near Rotterdam in The Netherlands, handles a broad range of chemical wastes, polluted liquids (including wastewater associated with ship cleaning services) and contaminated soils. A paint waste treatment facility began operation at Waste Management International's ATM facility in 1992. In Hong Kong, a comprehensive hazardous waste treatment facility (including a hazardous waste incinerator) began commercial operation in June 1993.

  In addition, Waste Management International believes that water and wastewater treatment offer future opportunities. In Europe, higher environmental standards, particularly for wastewater discharges have expanded demand for upgrading and refurbishing as well as for new facilities. In the developing nations of Asia and South America, the major growth in demand is for greenfield projects to provide secure sources of clean water and to ensure the safe treatment of industrial wastewater. In 1993, Waste Management International established, in connection with Wessex, one of the United Kingdom's leading water companies, a new central organization to jointly develop activities in this sector outside of England and Wales. Waste Management International believes it is well equipped to take advantage of these opportunities, particularly in conjunction with the design, construction and operating expertise of WTI and Rust.

REGULATION

  While in general the Company's environmental services businesses have benefited substantially from increased governmental regulation, the environmental services industry itself has become subject to extensive and evolving regulation by federal, state, local and foreign authorities. In particular, the regulatory process requires firms in the Company's industries to obtain and retain numerous governmental permits to conduct various aspects of their operations, any of which may be subject to revocation, modification or denial. As a result of governmental policies and attitudes relating to the industries, which are subject to reassessment and change, the Company believes that its ability to obtain applicable permits from governmental authorities on a timely basis, and to retain such permits, could be impaired. The Company is not in a position at the present time to assess the extent of the impact of such potential changes in governmental policies and attitudes on the permitting processes, but it could be significant. In particular, adverse decisions by governmental authorities on permit applications submitted by the Company may result in abandonment of projects, premature closure of facilities or restriction of operations, which could have a material adverse effect on the Company's earnings for one or more fiscal quarters or years.

  Federal, state, local and foreign governments have also from time to time proposed or adopted other types of laws, regulations or initiatives with respect to the environmental services industry. Included among them are laws, regulations and initiatives to ban or restrict the international, interstate or intrastate shipment of wastes, impose higher taxes on out-of-state waste shipments than in-state shipments, reclassify certain categories of hazardous wastes as non-hazardous and regulate disposal facilities as public utilities. Certain state and local governments have promulgated "flow control" regulations, which attempt to require that all waste generated within the state or local jurisdiction must go to certain disposal sites. The United States

Congress has from time to time considered legislation that would enable or facilitate such bans, restrictions, taxes and regulations. Due to the complexity of regulation of the industry and to public pressure, implementation of existing or future laws, regulations or initiatives by different levels of government may be inconsistent and difficult to foresee. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect operations but is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect its operations. Such matters could have a material adverse impact on the Company's financial condition or earnings for one or more fiscal quarters or years.

  In addition to environmental laws and regulations, federal government contractors, including the Company, are subject to extensive regulation under the Federal Acquisition Regulation and numerous statutes which deal with the accuracy of cost and pricing information furnished to the government, the allowability of costs charged to the government, the conditions under which contracts may be modified or terminated, and other similar matters. Various aspects of the Company's operations are subject to audit by agencies of the federal government in connection with its performance of work under such contracts as well as its submission of bids or proposals to the government. Failure to comply with contract provisions or other applicable requirements may result in termination of the contract, the imposition of civil and criminal penalties against the Company, or the suspension or debarment of all or a part of the Company from federal government work, which could have a material adverse impact upon the Company's financial condition or earnings for one or more fiscal quarters or years. Among the reasons for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs. Some state and local governments have similar suspension and debarment laws or regulations.

  Because of heightened public awareness of environmental issues, companies in the environmental service business, including the Company, may in the normal course of their business be expected periodically to become subject to judicial and administrative proceedings. Governmental agencies may seek to impose fines on the Company or revoke, deny renewal of, or modify the Company's operating permits or licenses. The Company is also subject to actions brought by private parties or special interest groups in connection with the permitting or licensing of its operations, alleging violations of such permits and licenses, or other matters. In addition, increasing governmental scrutiny of the environmental compliance records of the Company, CWM, WTI, Rust, Waste Management International or their affiliates could cause a private or public entity seeking environmental services to disqualify the Company from competing for one or more projects, on the grounds that these records display inadequate attention to environmental compliance.

 Solid Waste

  Operating permits are generally required at the state and local level for landfills, transfer stations and collection vehicles. Operating permits need to be renewed periodically and may be subject to revocation, modification, denial or non-renewal for various reasons, including failure of the Company to satisfy regulatory concerns. With respect to solid waste collection, regulation takes such forms as licensing of collection vehicles, truck safety requirements, vehicular weight limitations and, in certain localities, limitations on rates, area, time and frequency of collection. With respect to solid waste disposal, regulation covers various matters, including landfill location and design, groundwater monitoring, gas control, liquid runoff and rodent, pest, litter and traffic control. Zoning and land use requirements and limitations are encountered in the solid waste collection, transfer, resource recovery and disposal phases of the Company's business. In almost all cases the Company is required to obtain conditional use permits or zoning law changes in order to develop transfer station, resource recovery or disposal facilities. In addition, the Company's disposal facilities are subject to water pollution laws and regulations. Air and noise pollution laws and regulations may also affect the Company's operations. Governmental authorities have the power to enforce compliance with these various laws and regulations and violators are subject to injunctions, fines and revocation of permits. Private individuals may also have the right to sue to enforce compliance. Safety standards under the Occupational Safety and Health Act ("OSHA") are also applicable.

  In September 1991, the EPA promulgated rules pursuant to RCRA amendments adopted in 1984 which will serve as minimum requirements for land disposal of municipal wastes. States seeking delegation of EPA's authority to regulate the local disposal of municipal waste programs were required to adopt rules that meet the minimum federal requirements by October 1993. The federal regulations require many states to adopt more stringent requirements than previously applied to the siting, construction, operation and closure of municipal waste landfill facilities. Failure by states to adopt more stringent minimum requirements resulted in the imposition of such requirements by law in October 1993 as to all but the smallest landfills. States without delegation of authority to administer their programs in lieu of the federal programs under the new requirements may not issue permits for new facilities or for the expansion of existing facilities in certain circumstances in certain areas. In addition, the failure of states to receive delegation of authority to administer programs may increase costs to meet inconsistent federal and state laws applicable to the same facility. The Company does not believe that the adoption of the more stringent minimum requirements will have a material adverse effect on the Company's operations. See also "RCRA" and "Superfund" below for additional regulatory information.

 Hazardous Waste

  CWM is required to obtain federal, state, local and foreign governmental permits for its chemical waste treatment (including resource recovery), storage and disposal facilities. Such permits are difficult to obtain, and in most instances extensive geological studies, tests and public hearings are required before permits may be issued. CWM's chemical waste treatment, storage and disposal facilities are also subject to siting, zoning and land use restrictions, as well as to regulations (including certain requirements pursuant to federal statutes) which may govern operating procedures and water and air pollution, among other matters. In particular, CWM's operations in the United States are subject to the Safe Drinking Water Act (which regulates deep well injection), TSCA (pursuant to which the EPA has promulgated regulations concerning the disposal of PCBs), the Clean Water Act (which regulates the discharge of pollutants into surface waters and sewers by municipal, industrial and other sources) and the Clean Air Act (which regulates emissions into the air of certain potentially harmful substances). In its transportation operations, CWM is subject to the jurisdiction of the Interstate Commerce Commission and regulated by the DOT and by regulatory agencies in each state. Employee safety and health standards under OSHA are also applicable.

  Of CWM's chemical waste treatment, resource recovery or disposal facilities in the United States, all but three have been issued permits under RCRA. Such facilities without RCRA permits continue to have interim status. Final permits are to be issued jointly by authorized states, subject to EPA oversight, and by the EPA. The regulations governing issuance of permits contain detailed standards for hazardous waste facilities on matters such as waste analysis, security, inspections, training, preparedness and prevention, emergency procedures, reporting and recordkeeping. Once issued, a final permit has a maximum fixed term of 10 years, and such permits for land disposal facilities are required to be reviewed five years from the date of issuance. The issuing agency (either the EPA or an authorized state) may review or modify a permit at any time during its term.

  The Company believes that CWM maintains each of its operating treatment, storage or disposal facilities in substantial compliance with the applicable requirements promulgated pursuant to RCRA, and CWM expects that each facility with interim status ultimately can qualify to be issued a RCRA permit. It is possible, however, that the issuance of a permit could be made conditional upon the initiation or completion of modifications or corrective actions at facilities, which might involve substantial additional capital expenditures on the part of CWM. Although the Company is informed that CWM anticipates the reauthorization of each permit at the end of its term if the facility's operations are in compliance with applicable requirements, there can be no assurance that such will be the case.

  The radioactive waste services of CWM are also subject to extensive governmental regulation. Due to the extensive geological and hydrological testing and environmental data required, and the complex political environment, it is difficult to obtain permits for radioactive waste disposal facilities. Various phases of CWM's low-level radioactive waste management services are regulated by various state agencies, the NRC and the DOT. Regulations applicable to CWM's operations include those dealing with packaging, handling, labeling and routing of radioactive materials, and prescribe detailed safety and equipment standards and requirements for training, quality control and insurance, among other matters. Employee safety and health standards under OSHA are also applicable.

  See also "RCRA" and "Superfund" below for additional regulatory information.

 Engineering, Construction, Industrial and Related Services

  RCRA, state law analogues, TSCA and other environmental statutes and regulations impose strict operational requirements on the performance of certain aspects of hazardous substances remedial work. These requirements specify complex methods for identification, storage, treatment and disposal of wastes generated during a project. Failure to meet these requirements could result in termination of contracts, substantial fines and other penalties. In addition, when Rust's remedial activities at any site involve the treatment, storage or disposal of hazardous waste, it must adhere to the permitting and substantive requirements of these regulations. The cost and complexity of permit or license applications for remedial work can be considerable; frequently, such applications must undergo significant and time-consuming redrafting before being deemed complete by the regulatory agency. Furthermore, Rust may not receive the necessary permits at the end of this application process, for any of a variety of reasons such as perceived compliance problems, the permitting authority's judgment that the application, even if complete, fails to meet technical or regulatory requirements and community opposition to the project. Any of these reasons can also cause significant delays in the issuance of necessary permits. It is also possible that the liability imposed by Superfund could, under certain limited factual circumstances, apply to activities of Rust. See also "RCRA" and "Superfund" below for additional regulatory information.

  The practice of engineering and architecture is regulated by state statutes. All states require architects and engineers to be registered by their respective state registration boards as a condition to offering or rendering professional services. Many states also require companies offering or rendering professional services, such as Rust, to obtain certificates of authority. Rust's businesses are also subject to OSHA and to DOT regulations concerning the transportation of hazardous materials.

 Trash-to-Energy, Water Treatment, Air Quality and Related Services

  WTI's business activities are subject to environmental regulation under federal, state and local laws and regulations, including the Clean Air Act, the Clean Water Act and RCRA. The Company believes that WTI's business is conducted in an environmentally responsible manner in material compliance with applicable laws and regulations. The Company does not anticipate that WTI's maintaining compliance with current requirements will result in any material decrease in earnings. There can be no assurance, however, that such requirements will not change so as to require significant additional expenditures. In particular, pursuant to the Clean Air Act Amendments of 1990 it is probable that the air pollution control systems at certain trash-to-energy projects owned or operated by WTI's subsidiaries will be required to be modified by the end of the decade to comply with the more stringent regulations promulgated thereunder. Although the expenditures related to such modifications, if required, will likely be significant, they are not expected to have a material adverse effect on WTI's liquidity or results of operations. While WTI frequently obtains the right to pass on to the long-term contract users of its facilities increased capital and operating costs resulting from changes in law, there can be no assurance that in such event WTI would be able to recover, for each project, all such increased costs from its customers. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws, and enforcement policies thereunder, could affect the manner in which WTI operates its projects and conducts its business, including the handling, processing or disposal of the wastes, by-products and residues generated thereby. The Clean Air Act Amendments of 1990 specifically prohibit the EPA from regulating ash generated from trash-to-energy facilities as a hazardous waste under RCRA for a two-year period following enactment. Whether or not such ash may be regulated as a hazardous waste under RCRA has been the subject of conflicting court decisions. Although WTI does not anticipate that regulation of such ash, if and when it occurs, will adversely affect WTI in any material manner, any such development could require significant additional expenditures to achieve compliance with such requirements or policies. There can be no assurance that in such event WTI would be able to recover all such costs from its customers.

  WTI's businesses are also subject to the provisions of various energy-related laws and regulations, including the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The ability of WTI's trash-to-energy and small power production facilities to sell power to electric utilities on advantageous terms and conditions and to avoid burdensome public utility regulation depends, in part, upon the continuance in effect of PURPA, which generally exempts WTI from state and federal regulatory control over electricity prices charged by, and the finances of, WTI and its energy-producing subsidiaries. While most of WTI's existing projects sell electricity pursuant to long-term contracts or rate orders, which WTI believes would not be affected by the repeal or modification of PURPA, the future growth of WTI's trash-to-energy and other small power facilities business and the legal status of its existing projects could be materially and adversely affected if the various benefits of PURPA were repealed or substantially reduced.

RCRA

  Pursuant to RCRA, the EPA has established and administers a comprehensive, "cradle-to-grave" system for the management of a wide range of industrial by-products and residues identified as "hazardous" wastes. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA may be authorized by the EPA to administer their programs in lieu of RCRA.

  Under RCRA and federal transportation laws, a transporter must deliver hazardous waste in accordance with a manifest prepared by the generator of the waste and only to a treatment, storage or disposal facility having a RCRA permit or interim status under RCRA. Every facility that treats or disposes of hazardous wastes must obtain a RCRA permit from the EPA or an authorized state and must comply with certain operating standards. The RCRA permitting process involves applying for interim status and also for a final permit. Under RCRA and the implementing regulations, facilities which have obtained interim status are allowed to continue operating by complying with certain minimum standards pending issuance of a permit.

  Amendments to RCRA enacted in 1984 expanded its scope by, among other things, adding certain wastes to the hazardous category and providing for the regulation of hazardous wastes generated in quantities greater than 100 kilograms per month. Additionally, the amendments impose restrictions on land disposal of certain hazardous wastes and prescribe more stringent standards for hazardous waste land disposal facilities. Land disposal of certain types of untreated hazardous wastes was banned except where the EPA determined that land disposal of such wastes and treatment residuals should be permitted. In accordance with the amendments, the disposal of liquids in hazardous waste land disposal facilities was prohibited in 1985.

  The EPA currently is considering a number of fundamental changes to its regulations under RCRA that could facilitate exemptions from hazardous waste management requirements, including policies and regulations that could implement the following changes: redefine the criteria for determining whether wastes are hazardous; prescribe treatment levels which, if achieved, could render wastes non-hazardous; encourage further recycling and waste minimization; reduce treatment requirements for certain wastes to encourage alternatives to incineration; establish new operating standards for combustion technologies; and indirectly encourage on-site remediation.

  In addition to the foregoing provisions, RCRA regulations require the Company to demonstrate financial responsibility for possible bodily injury and property damage to third parties caused by both sudden and nonsudden accidental occurrences. See "Insurance." Also, RCRA regulations require WMI and CWM to provide financial assurance that funds will be available when needed for closure and post-closure care at their waste treatment, storage and disposal facilities, the costs of which could be substantial. Such regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test and a guarantee by a parent corporation.

SUPERFUND

  Superfund provides for EPA-coordinated response and removal actions to releases of hazardous substances into the environment, and authorizes the federal government either to clean up facilities at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Superfund assigns liability for these response and other related costs to parties involved in the generation, transfer and disposal of such hazardous substances. Superfund has been interpreted as creating strict, joint and several liability for costs of removal and remediation, other necessary response costs and damage to natural resources. Liability extends to owners and operators of waste disposal facilities (and waste transportation vehicles) from which a release occurs, persons who owned or operated such facilities at the time the hazardous substances were disposed, persons who arranged for disposal or treatment of a hazardous substance at or transportation of a hazardous substance to such a facility, and waste transporters who selected such facilities for treatment or disposal of hazardous substances, as well as to generators of such substances. Liability may be trebled if the responsible party fails to perform a removal or remedial action ordered under the law. For additional information concerning potential Superfund liability, see "Legal Proceedings" below.

  Superfund created a revolving fund to be used by the federal government to pay for the cleanup efforts. In late 1990, federal Superfund spending through the end of the government's 1994 fiscal year was authorized to a maximum of $5.1 billion.

  The U. S. Congress is expected to reauthorize and revise the Superfund statute in 1994 or 1995. In addition to possible changes in the statute's funding mechanisms and provisions for allocating cleanup responsibility, it is possible that Congress also will fundamentally alter the statute's provisions governing the selection of appropriate site cleanup remedies. For example, Congress is expected to consider whether to continue Superfund's current reliance on stringent technology standards issued under other statutes (such as RCRA) to govern removal and treatment of remediation wastes or to adopt new approaches such as national or site-specific risk based standards. This and other potential policy changes could significantly affect the stringency and extent of site remediation, the types of remediation techniques that will be employed, and the degree to which permitted hazardous waste management facilities will be used for remediation wastes.

 International Waste Management and Related Services

  Waste Management International's operations are subject to the general business and environmental laws and regulations of the countries where the services are performed and, in Europe, to European Union regulations and directives. In general, environmental laws and regulations and enforcement thereof outside the United States are not as stringent as in the United States, with certain exceptions. However, such laws and regulations vary markedly from country to country and are evolving rapidly. The treaty on European Union, signed in December 1991, came into force in November 1993 and will in the future further strengthen the development and enforcement of European Union environmental law. Increased privatization of solid waste services, increased public awareness of the potentially harmful effects of unregulated disposal of hazardous wastes on the environment and human health, and technological advances have led to extensive and evolving national and European Union regulation of waste management activities. While Waste Management International believes that its waste management and related services operations are in substantial compliance with applicable laws and regulations, Waste Management International is unable to predict the course of development of such laws and regulations.

COMPETITION

  Waste Management is the largest provider of comprehensive solid waste management services in North America and CWM is a leading provider of comprehensive hazardous waste management services in the United States.

  Waste Management encounters intense competition, primarily in the pricing and rendering of services, from various sources in all phases of its solid waste management and related operations. In the solid waste collection phase, competition is encountered, for the most part, from national, regional and local collection companies as well as from municipalities and counties (which, through use of tax revenues, may be able to provide such services at lower direct charges to the customer than can Waste Management) and some large commercial and industrial companies which handle their own waste collection. In the solid waste transfer, resource recovery and disposal phases of its operations, competition is encountered primarily from municipalities, counties, local governmental agencies, other national or regional waste management companies and certain large corporations not primarily involved in the solid waste management services business. The Company also encounters intense competition in pricing and rendering of services in its medical and infectious waste management, portable fencing and power pole, portable sanitation and street sweeping and parking lot cleaning services businesses from numerous large and small competitors.

  CWM encounters competition from a number of sources, including several national or regional firms specializing primarily in chemical waste management, local waste management concerns and, to a much greater extent, generators of chemical wastes which seek to reduce the volume of or otherwise process and dispose of such wastes themselves. The basis of competition is primarily technical expertise and the price, quality and reliability of service.

  The service industries in which Rust competes are highly competitive. Rust encounters intense competition, primarily in pricing, quality and reliability of services from various sources in all aspects of its engineering, construction, environmental and infrastructure consulting, hazardous substance remediation, and on-site industrial and related services operations.

  WTI experiences substantial competition in all aspects of its business. It competes with a large number of firms, both nationally and internationally some of which may have substantially greater financial and technical resources than WTI. The principal competitive factors with respect to its project development activities include technological performance, service, technical know-how, price and performance guarantees. Competing for selection as a project developer may require commitment of substantial resources over a long period of time, without any certainty of being ultimately selected. Competition for attractive development opportunities is intense, as there are a number of competitors in the industry interested in such opportunities.

  Waste Management International encounters intense competition from local companies and governmental entities in particular countries, as well as from major international companies. Pricing, quality of service and type of equipment utilized are the primary methods of competition for collection services, and proximity of suitable treatment or disposal facilities, technical expertise, price, quality and reliability of services are the primary methods of competition for treatment and disposal services.

  Pursuant to the First Amended and Restated International Business Opportunities Agreement, dated January 1, 1993, by and among CWM, WTI, Waste Management International, Inc., Waste Management International, Rust and the Company (as amended, the "IBOA"), which agreement is also a successor to certain prior agreements among certain of the parties, each of CWM, WTI and Rust has agreed that, until the later of July 1, 2000 or the date on which the Company ceases to beneficially own a majority of the outstanding voting equity interests of such subsidiary or ceases to beneficially own a majority of the outstanding voting equity interests of Waste Management International, and in each case no longer has an option to obtain such ownership, such subsidiary will not engage in waste management services; design, development, construction and operation of trash-to-energy facilities; collection, storage, processing, treatment or disposal of hazardous wastes (including hazardous substance remediation services); or design, engineering and construction (where the customer is seeking third-party operation), and maintenance of water, wastewater and sewage treatment facilities (including facilities for treating hazardous waste streams whether or not the customer is seeking third-party operation) outside North America (i.e., the United States, its territories and possessions, Canada and Mexico) (the "Waste Management International Allocated Activities"), except with respect to licensing of technology and minor interests by CWM, WTI or Rust in publicly held entities. WTI may engage outside North America in the design, engineering, construction, operation and maintenance of chimneys and air pollution control facilities (the "WTI Allocated Activities"). Rust may engage outside North America in activities relating to (i) architectural services, (ii) engineering and design services and procurement, construction and construction management services (including marine construction and dredging), other than those relating to the Waste Management International Allocated Activities and the WTI Allocated Activities, (iii) scaffolding services, (iv) demolition and dismantling services, (v) environmental consulting services, and (vi) industrial facility and power plant maintenance services (the "Rust Allocated Activities"). Each of CWM, WTI, Rust and the Company have agreed that, until the later of (x) July 1, 2000 or (y) the date on which the Company ceases to beneficially own a majority of the outstanding voting equity interests of Waste Management International (including ordinary shares owned by Rust and WTI, if majority-owned by the Company), and no longer has an option to obtain such ownership, it and its affiliated entities shall not participate outside North America in the Waste Management International Allocated Activities except through Waste Management International. Sales by the Company of recyclables, licensing of technology, minor investments by the Company in publicly held entities and the interest of the Company in an existing city cleaning business in Venezuela are also permitted activities of the Company outside North America. Waste Management International has agreed that for the same time periods as are applicable to CWM, WTI, Rust and the Company above in this paragraph, it will not engage in North America in the type of activities included within the Waste Management International Allocated Activities outside North America, in the WTI Allocated Activities or the Rust Allocated Activities. Businesses or assets acquired by a party to the IBOA which are in the domain of another party thereto (according to the allocations described above) must be offered for sale to the other party at fair market value.

  By agreement among the parties, the Company is responsible for determining business allocations among CWM, WTI, Rust, the Company and Waste Management International which are not controlled by the allocations set forth in the preceding paragraph. In this connection CWM, WTI, Rust, the Company and Waste Management International have agreed that in order to minimize the potential for conflicts of interest among various subsidiaries under the common control of the Company and for so long as the Company shall have beneficial ownership of a majority of the outstanding voting equity interests of such subsidiary (or an option to obtain such ownership), the Company has the right to direct future business opportunities to the Company or the Company-controlled subsidiary which, in the Company's reasonable and good faith judgment, has the most experience and expertise in that line of business, provided that the Company may not allocate a business opportunity to a particular subsidiary if such business opportunity would involve the subsidiary in a breach of its agreement not to compete as described in the immediately preceding paragraph. Opportunities outside North America relating to the provision of future waste management services are generally to be allocated to Waste Management International, except that opportunities outside North America relating to the WTI Allocated Activities and the Rust Allocated Activities are generally to be allocated to WTI and Rust, as the case may be. Environmental opportunities other than waste management activities are to be allocated in the Company's good faith judgment. No party is liable for consequential damages, except for lost profits, for any breach of the IBOA. Until such time as the Company ceases to control a majority of the shares of CWM, the Company has also agreed not to engage directly or indirectly in the storage, processing, treatment or disposal of certain radioactive or hazardous waste in the United States, Canada or Mexico, except through CWM.

INSURANCE

  While the Company believes it operates professionally and prudently, its business exposes it to risks such as the potential for harmful substances escaping into the environment and causing damage or injuries, the cost of which could be substantial. The Company currently maintains liability insurance coverage for occurrences under various environmental impairment, primary casualty and excess liability insurance policies. The Company believes that its policies comply with applicable environmental regulatory financial responsibility requirements.

  The market for non-sudden environmental impairment liability insurance is still constricted, with only a few insurance companies currently offering coverage and with coverage entailing limited amounts with restrictive terms and high premium costs. Consequently, the Company has determined to maintain coverage under only one non-sudden environmental impairment liability insurance policy. Under that policy, losses paid by the carrier must be reimbursed by the Company over a period of years, subject to a requirement that the Company make advance deposits with the carrier for such purpose. A claim under such an insurance policy which does not transfer risk, if successful and of sufficient magnitude, could have a material adverse effect on the Company's business, results of operations or financial condition.

EMPLOYEES

  WMX Technologies and its subsidiaries employ a total of approximately 72,600 persons in their worldwide operations. Of this number, the Company employs approximately 32,100 persons in its WMI solid waste and related services operations, including approximately 24,000 persons employed in solid waste collection, transfer, resource recovery and disposal activities, and approximately 8,100 persons employed in managerial, executive, sales, clerical, data processing and other solid waste and related activities. At December 31, 1993, approximately 5,260 of Waste Management's employees in its solid waste and related services operations were represented by various labor unions under collective bargaining agreements expiring on various dates through 1998. Agreements covering an aggregate of approximately 1,670 employees expire in 1994. Waste Management has not experienced a significant work stoppage and considers its employee relations to be good.

  CWM (excluding Rust) employed approximately 4,400 persons at December 31, 1993. Approximately 200 of CWM's employees were employed as managers or executives, approximately 3,200 were employed in hazardous waste transportation, treatment, resource recovery and disposal activities (including approximately 900 performing technical, analytical or engineering services), and approximately 1,000 were employed in sales, clerical, data processing and other hazardous waste-related activities. At December 31, 1993, approximately 250 of CWM's employees were represented by various labor unions under collective bargaining agreements expiring on various dates through 1997. Five collective bargaining agreements will expire in 1994. CWM has not experienced a significant work stoppage and considers its employee relations to be good.

  At December 31, 1993, WTI had approximately 3,800 full-time employees. WTI considers relations with its employees to be good.

  Rust employed approximately 15,900 persons at December 31, 1993, of whom approximately 5,100 provided technical or engineering services (excluding craft personnel hired on a temporary basis). At that date, approximately 2,100 of Rust's employees were represented by various labor unions. Rust believes its employee relations are good.

  As of December 31, 1993, Waste Management International employed approximately 16,400 persons. Of this number, Waste Management International employed approximately 12,900 persons in its collection service operations, 1,400 in its treatment and disposal services operations and 2,100 in administrative functions. At December 31, 1993, approximately 12,700 Waste Management International employees were represented by labor unions. Waste Management International considers its employee relations to be good.

ACQUISITIONS AND DISPOSITIONS

  Since August 1971, the Company has acquired a number of companies, and certain assets of other companies, engaged in various phases of the environmental services industry. See Note 2 to WMX Technologies' Consolidated Financial Statements filed as an exhibit to this report and incorporated herein by reference. The amounts and types of consideration generally have been determined by direct negotiations with the owners of the businesses acquired. In most instances, the owners of the acquired businesses were few in number, and often certain key former owners have continued to operate the businesses following acquisition by the Company. During 1993, the Company continued to acquire additional operations in the environmental services industry.

  Acquisitions have historically contributed significantly to the Company's growth. The Company's growth prospects may be affected by the availability of additional business acquisitions at reasonable prices and the Company's ability to finance such acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" filed as an exhibit to this report and incorporated herein by reference for a discussion of capital expenditures by the Company, including acquisitions. Other well-capitalized companies also compete intensely for businesses available to be acquired. The Company is continually engaged in the process of considering and negotiating additional acquisitions, although with many of the Company's strategic goals achieved, the emphasis will be on businesses that promise above-average returns or meet remaining strategic objectives. Some future acquisitions could be material. The acquisition of businesses also entails certain inherent risks. Although the Company generally performs an investigation of businesses to be acquired, because of the nature of the liabilities involved in these businesses, there can be liabilities which will not become known until after the transactions are consummated. The Company seeks to minimize the impact of these liabilities and expenditures by obtaining indemnities and warranties from the seller which may be supported by deferring payment of a portion of the purchase price. These indemnities and warranties, if obtained, may not, however, fully cover the liabilities due to their limited scope, amount, or duration, the financial limitations of the indemnitor or warrantor, or other reasons. Businesses purchased may require expenditures to make up for deferred maintenance and to improve the quality or quantity of assets acquired. In certain cases, the Company establishes reserves in respect of the anticipated costs of remediation for acquired sites.

  In September 1988, CWM acquired newly issued common and convertible preferred shares from Brand equivalent to a 49% ownership interest in Brand. Most of the consideration was paid in cash, with the balance consisting of CWM's asbestos abatement businesses which were transferred to Brand and CWM's agreement, among other matters, to furnish certain services to Brand. In October 1990, CWM exercised options increasing its ownership of Brand capital stock to a majority interest. In January 1993, CWM contributed its Brand shares to Rust.

  In September 1990, the Company engaged in a merger transaction whereby WTI became a majority-owned subsidiary of the Company. In the transaction, each share of WTI common stock (other than those held by the Company, WTI or their respective affiliated companies) was converted into the right to receive .574 of a share of WTI common stock and .469 of a share of common stock of the Company, which resulted in the Company's issuance of a total of 14,855,341 shares of its common stock. Prior to the merger, the Company owned approximately 22% of the outstanding shares of common stock of WTI. The Company's 22% interest in WTI was acquired as the result of the Company's contribution of certain businesses to a subsidiary of WTI in 1988.

  As part of the merger, the Company, WTI and CWM also entered into certain ancillary agreements. The principal elements of the ancillary agreements include (i) an agreement of the Company to use all reasonable efforts to assist WTI in obtaining and maintaining a rating of "A" or better for WTI's debt securities (and in connection with which the Company may be required to purchase up to $200 million of WTI subordinated debt or preferred stock), (ii) an option permitting WTI to purchase the Company's medical waste disposal business at a 15% discount from the fair market value of such business, (iii) provisions for the joint development by WTI and the Company of recycling services and technology, and including the grant to WTI of royalty-free licenses to certain recycling and gas-recovery technology owned by the Company, and (iv) an agreement (as amended and restated effective as of July 1, 1993) (A) pursuant to which the Company will make various services available to WTI, WTI will lend its excess cash to the Company, the Company will fund WTI's capital requirements (subject to a limit of the amount of funds loaned by WTI to the Company plus, until September 1995, $100 million) and the Company will assist WTI in procuring insurance and surety bonds, (B) which provided for the allocation of business opportunities among the Company and its majority-owned subsidiaries (such provisions having been superseded by the arrangements described above under "Competition") and (C) which includes an option enabling the Company to maintain its majority ownership of WTI.

  The ancillary agreements also included certain options whereby in August 1991, CWM and WTI each acquired a 15% fully diluted equity interest in newly issued common stock of a predecessor of Waste Management International, which predecessor then held substantially all of the waste management and related services business interests of the Company outside North America. CWM financed the purchase by issuing a 10-year, convertible subordinated debenture to the Company in the amount of $168,974,000 with interest payable at 6% per year. In December 1992, the debenture was converted in accordance with its terms into 8,046,380 shares of CWM common stock. WTI acquired the Waste Management International shares by issuing approximately 12,000,000 shares (as adjusted for a two-for-one stock split) of its common stock to the Company. Each of the interests acquired by CWM and WTI in the option exercise was converted into a 15% equity interest in Waste Management International in 1991, which became 12% as a result of the Waste Management International initial public offering in April 1992. In January 1993, CWM contributed its interest in Waste Management International to Rust.

  In May 1993, pursuant to an agreement (the "NSC Purchase Agreement") by and among NSC, NSC's wholly owned subsidiary, NSC Industrial Services Corp., Brand, WMX and OHM Corporation, previously an approximately 70% stockholder of NSC, Brand transferred its asbestos abatement business to NSC in exchange for an approximately 41% interest in NSC Corporation and two industrial services companies of NSC. Rust assumed the rights and obligations of Brand under the NSC Purchase Agreement upon consummation of the merger of Brand into a subsidiary of Rust.

  In August 1993, Rust acquired EnClean, Inc., an industrial and environmental services business providing hydroblasting, industrial vacuuming, chemical cleaning, separation technology, site remediation and catalyst handling services. The acquisition expanded Rust's presence primarily in the Gulf Coast area and added chemical cleaning and catalyst handling to the services already provided by Rust.

  In September 1993, CWM announced plans to, among other things, eliminate approximately 1,200 positions by year-end 1994, consolidate operations in its treatment and land disposal group, restructure its sales and service regions, sell selected service centers in marginal service lines and geographies, seek joint venture partners and review other strategic alternatives for its Port Arthur, Texas incinerator and centralize additional functions. CWM is restructuring its hazardous waste management and related services operations on the assumption that future base business revenue growth, if any, will not keep pace with the recovery in the general economy, and plans not to make investments which are primarily supported by non-recurring (event business) volumes.

  In January 1994, the Company agreed to sell its Modulaire(R) mobile office services business to the GE Modular Space Division of Transport International Pool, Inc., a subsidiary of General Electric Co. The sale is expected to be closed prior to the end of the second quarter of 1994.

  The Company has also acquired numerous companies and interests in companies internationally through Waste Management International or its predecessors. See "International Waste Management and Related Services."

ITEM 2. PROPERTIES.

  The principal property and equipment of the Company consists of land (primarily disposal sites), buildings and waste treatment or processing facilities (other than disposal sites), and vehicles and equipment, which as of December 31, 1993 represented approximately 18%, 6% and 30%, respectively, of the Company's and its subsidiaries' total consolidated assets. The Company believes that its vehicles, equipment and operating properties are well maintained and suitable for its current operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" filed as an exhibit to this report and incorporated by reference herein for a discussion of property and equipment expenditures by the Company for the last three years and the capital budget for 1994. The Company's subsidiaries lease numerous office and operating facilities throughout the world. For the year ended December 31, 1993, aggregate annual rental payments on real estate leased by the Company and its subsidiaries approximated $117,296,000.

  The principal fixed assets of Waste Management consist of vehicles and equipment (which include, among other items, approximately 18,200 collection and transfer vehicles, 1,453,000 containers and 18,000 stationary compactors in the United States and Canada). WMI owns or leases real property in most states and Canadian provinces in which it is doing business. At December 31, 1993, 105 solid waste disposal facilities, aggregating approximately 65,700 total acres including approximately 15,745 permitted acres, were owned by Waste Management in the United States and Canada and 28 facilities, aggregating approximately 11,640 total acres including approximately 6,530 permitted acres, were leased from parties not affiliated with Waste Management under leases expiring from 1994 to 2085.

  The principal fixed assets of CWM (excluding Rust) consist of its network of transportation, treatment, storage and disposal facilities and its fleet of transportation vehicles. At December 31, 1993, CWM owned or leased in the United States a total of 20 treatment, resource recovery or disposal facilities. At such date, CWM's chemical waste facilities with secure land disposal sites aggregated approximately 10,500 acres, including approximately 3,050 permitted acres. CWM believes that, at current rates of utilization, the permitted and other potentially useable acres included in such total have sufficient capacity to enable CWM to conduct secure land disposal operations for more than 30 years, although not all of CWM's facilities have such capacity.

  The principal property and equipment of Rust consist of Rust's headquarters buildings, vehicles, equipment and scaffolding inventory, which as of December 31, 1993 represented approximately 20% of Rust's total consolidated assets. The principal fixed assets utilized in Rust's operations at December 31, 1993 consisted of vehicles and equipment (which included, among other items, air monitoring equipment, decontamination trailers, mobile laboratory trailers, vacuum trucks, office trailers, pieces of heavy excavating machinery, mobile waste treatment units and scaffolding inventory). Rust believes that its vehicles, equipment and scaffolding inventory are well maintained and suitable for its current operations. Rust leases numerous office, warehouse and equipment and scaffolding yard facilities in various locations throughout the United States.

  WTI currently owns, operates or leases 14 trash-to-energy facilities, five cogeneration and small power production facilities, two coal handling facilities, three biosolids drying and pelletizing facilities and various other manufacturing, office and warehouse facilities. Facilities leased or operated (but not owned) by WTI are under leases or agreements having terms expiring from the years 1996 to 2011, subject to renewal options in certain cases.

  The principal property and equipment of Waste Management International consist of land (primarily disposal sites), buildings and other waste treatment or processing facilities (other than disposal sites), vehicles and equipment. Waste Management International believes that its vehicles, equipment, and operating properties are well maintained and suitable for its current operations, although, due to its many recent acquisitions, vehicles are not standardized. The principal fixed assets utilized in Waste Management International's collection services operations at December 31, 1993 consisted of vehicles and equipment

(which included, among other items, approximately 6,300 collection, transportation, and other route vehicles and approximately 280 pieces of landfill and other heavy equipment), approximately 270,000 containers, and approximately 2,300 stationary compactors. In addition, Waste Management International owns approximately 690 pieces of hazardous waste equipment, consisting predominately of containers and collection vehicles. The principal fixed assets utilized in Waste Management International's treatment and disposal services operations at December 31, 1993 consisted of (i) 16 solid waste landfills, aggregating approximately 1,200 total acres including approximately 1,060 permitted acres, owned by Waste Management International,
(ii) 14 solid waste landfills, aggregating approximately 890 total acres including approximately 860 permitted acres, leased from parties not affiliated with Waste Management International under leases expiring from 1995 to 2015,
(iii) seven secure hazardous waste landfills owned or leased by Waste Management International aggregating approximately 830 acres including approximately 520 permitted acres, and (iv) owned, operated or leased trash-to-energy facilities, other treatment, storage, or disposal facilities and various other manufacturing, office and warehouse facilities. Waste Management International also operates 20 other solid waste landfills.

ITEM 3. LEGAL PROCEEDINGS.

  Some of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. At December 31, 1993, CWM and its subsidiaries (other than Rust) were involved in three governmental proceedings (other than those described below) and WTI and Rust were each involved in one such proceeding where it is believed that sanctions involved in each instance may exceed $100,000.

  On November 12, 1993, the Supreme Court of the State of Louisiana denied CWM's application for a writ of review of an opinion of the Louisiana First Circuit Court of Appeal affirming an administrative order that imposed a fine of approximately $262,000 for certain incidents occurring in 1987 and 1988 at CWM's Lake Charles, Louisiana facility, including alleged unpermitted storage of waste and alleged failures to mark the accumulation date on two containers, to remove or overpack waste from a container in poor condition, to keep hazardous waste containers closed, to properly design and operate the containment system in a fuels loading and unloading area, to provide an adequate number of warning signs, and to take certain actions to prevent fires.

  On December 30, 1993, a subsidiary of CWM entered into a stipulation of settlement with the New Jersey Department of Environmental Protection and Energy in connection with certain matters occurring in 1992 and 1993 at CWM's Newark, New Jersey facility, including alleged failures to follow required procedures for rejecting hazardous wastes, to comply with certain requirements for managing incompatible wastes and to prepare a manifest before transporting certain waste, and the alleged shipment of waste to an unauthorized facility. CWM's subsidiary agreed to pay civil penalties aggregating approximately $218,000. In settling these matters, CWM's subsidiary did not admit violations of law.

  The Company or certain of its subsidiaries have been identified as potentially responsible parties in a number of governmental investigations and actions relating to waste disposal facilities which may be subject to remedial action under Superfund. The majority of these proceedings are based on allegations that certain subsidiaries of the Company (or their predecessors) transported hazardous substances to the facilities in question, often prior to acquisition of such subsidiaries by the Company. Such proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial.

  As of December 31, 1993, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 104 locations listed on the Superfund National Priority List ("NPL"). Of the 104 NPL sites at which claims have been made against the Company, 19 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially sited by others as land disposal facilities. At each of the 19 owned facilities, the Company is working in conjunction with the government to characterize or to remediate identified site problems. In addition, at these 19 facilities the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 85 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are substantially uncertain.

  The Company periodically reviews its role, if any, with respect to each such location, giving consideration to the nature of the Company's alleged connection to the location (e.g., owner, operator, transporter or generator), the extent of the Company's alleged connection to the location (e.g., amount and nature of waste hauled to the location, number of years of site operation by the Company or other relevant factors), the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties at the location, and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, a provision is made in the Company's financial statements for the Company's best estimate of the liability based on management's judgment and experience, information available from regulatory agencies and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of a specific site, as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company provides for the minimum amount within the range, in accordance with generally accepted accounting principles. Sites subject to state action under state laws similar to the federal Superfund statute are treated by the Company in the same way as NPL sites.

  The Company's estimates are subsequently revised, as deemed necessary, as additional information becomes available. While the Company does not anticipate that the amount of any such revisions will have a material adverse effect on the Company's operations or financial condition, the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time. Such matters could have a material adverse impact on financial condition or earnings for one or more fiscal quarters or years.

  The Company and certain of its subsidiaries are currently involved in civil litigation and governmental proceedings relating to the conduct of their business. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, the Company believes that these matters will not have a material adverse effect on its results of operations or financial condition.

  On September 17, 1993, H. Peter Kriendler, a stockholder of CWM, filed suit in the U. S. District Court for the Northern District of Illinois, Eastern Division, alleging that CWM had violated Section 10(b) of the

Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Two similar suits were filed in that Court on September 30, 1993 and October 13, 1993, and on October 29, 1993 the Court and the parties agreed to consolidate them with the first action. These lawsuits allege that CWM violated federal securities laws by engaging in misrepresentations of, or failures to disclose, material information concerning primarily (i) alleged overvaluation of certain of CWM's assets, principally its incineration facilities, (ii) alleged overstatement of CWM's earnings for 1992 and the first quarter of 1993 due to failure to write down the value of such assets and other matters and (iii) the alleged existence of certain adverse hazardous waste treatment and disposal industry conditions and trends. The lawsuits also allege, among other things, liability on the part of the Company for the above-described alleged violations. The lawsuits seek to represent a class of persons consisting of all purchasers of CWM's common stock during the period of February 4, 1993 through September 3, 1993 and to recover compensation for damages allegedly suffered by such class due to the above-described alleged violations. The Company and CWM believe that they have meritorious defenses to these lawsuits and intend to contest the lawsuits vigorously.

  In an examination of WTI's federal income tax returns for the period 1986-1988, the Internal Revenue Service (the "IRS") in January 1993 proposed a significant adjustment related to the 1988 sale of a former subsidiary, which WTI disputed. Under a tax sharing agreement between WTI and a predecessor of WTI, WTI is indemnified by the predecessor for the full amount of any liability assessed with regard to this issue by the IRS. In March 1994, WTI and the IRS filed a Stipulation of Settlement with the U.S. Tax Court which resolved the dispute. WTI believes that the predecessor will be able to meet its indemnification obligation in respect of the agreed tax liability.

  The Company has brought suit against a substantial number of insurance carriers in an action entitled Waste Management, Inc. et al. v. The Admiral Insurance Company, et al. pending in the Superior court in Hudson County, New Jersey. In this action the Company is seeking a declaratory judgment that environmental liabilities asserted against the Company or its subsidiaries, or that may be asserted in the future, are covered by insurance policies purchased by the Company or its subsidiaries. The Company is also seeking to recover defense costs and other damages incurred as a result of the assertion of environmental liabilities against the Company or its subsidiaries for events occurring over at least the last 25 years at approximately 130 sites and the defendant insurance carriers' denial of coverage of such liabilities. The defendants have denied liability to the Company and have asserted various defenses, including that environmental liabilities of the type for which the Company is seeking relief are not risks covered by the insurance policies in question. The defendants have indicated that they intend to contest these claims vigorously. Discovery is currently underway in this proceeding and is expected to continue for several years. No trial date has been set. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's financial statements for any potential recoveries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to the Company's security holders during the fourth quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names and ages of the Company's executive officers (as defined by regulations of the Securities and Exchange Commission), the positions they hold with the Company and summaries of their business experience. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

  J. Steven Bergerson, age 51, has been Senior Vice President-Law and Compliance, since August 1992. He has been a Vice President of the Company since 1984 and was General Counsel of the Company from 1974 until August 1992. Mr. Bergerson has been employed by the Company since 1973.

  Dean L. Buntrock, age 62, has been a director of the Company and has served as Chairman of the Board and Chief Executive Officer of the Company since 1968. From September 1980 to November 1984, he also served as President. Since May 1993, Mr. Buntrock has also been Chairman of the Board of CWM, a position he previously held from 1986 to September 1991. Mr. Buntrock is also a director of WTI, Rust, Waste Management International, Boston Chicken, Inc., Stone Container Corporation and First Chicago Corporation.

  Herbert A. Getz, age 38, has been a Vice President of the Company since May 1990 and General Counsel since August 1992. He has also been Secretary of the Company since January 1988. He also served as Assistant General Counsel of the Company from December 1985 until August 1992. Mr. Getz has also held the offices of Vice President, General Counsel and Secretary at WMI from April 1989 until December 1993, and has been Vice President and Secretary of Rust since January 1993. He served as Vice President, Secretary and General Counsel at WTI from November 1990 until May 1993. He is a director of NSC. Mr. Getz commenced employment with the Company in 1983.

  Thomas C. Hau, age 58, has been a Vice President and the Controller and Principal Accounting Officer of the Company since he commenced employment with the Company in September 1990. From 1971 until his employment by the Company, Mr. Hau was a partner of Arthur Andersen & Co.

  James E. Koenig, age 46, has been a Senior Vice President of the Company since May 1992, Treasurer of the Company since 1986 and its Chief Financial Officer since 1989. Mr. Koenig first became a Vice President of the Company in 1986. From 1984 to 1986, Mr. Koenig was Staff Vice President and Assistant to the Chief Financial Officer of the Company. Mr. Koenig has been employed by the Company since 1977. Mr. Koenig also served as Vice President, Chief Financial Officer and Treasurer of WTI from November 1990 to May 1993. He also serves as a director of WTI, Waste Management International, Rust and CWM.

  Phillip B. Rooney, age 49, has served as a director of the Company since 1981 and as its President and Chief Operating Officer since November 1984. Since January 1994, he has also served as Chairman of the Board and Chief Executive Officer of WMI. Mr. Rooney commenced employment with the Company in 1969 and first became an officer of the Company in 1971. Since November 1990, he has served as Chairman of the Board and Chief Executive Officer of WTI, and since January 1993 he has served as Chairman of the Board of Rust. Mr. Rooney is also a director of CWM, Waste Management International, Rust, WTI, Illinois Tool Works, Inc., Caremark International Inc., Urban Shopping Centers, Inc., and ServiceMaster Management Corporation, the general partner of ServiceMaster Limited Partnership.

  Donald A. Wallgren, age 52, has been Vice President and Chief Environmental Officer of the Company since January 1994. From 1993 to January 1994, Mr. Wallgren was Vice President--Environmental Management of the Company's former corporate service subsidiary, WMX Technology and Services, Inc. He held the same position at the Company from 1992 to 1993 and at WMI from 1989 to May 1990. From 1990 to 1992 he served as Vice President--Recycling, Development and Environmental Management of WMI. Mr. Wallgren has been employed by the Company since 1979.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol "WMX." The following table sets forth by quarter for the last two years the high and low sale prices of the Company's common stock on the New York Stock Exchange Composite Tape as reported by the Dow Jones News Retrieval Service, and the dividends declared by the Board of Directors of the Company on its common stock.

                                      1992 QUARTERLY SUMMARY
                                      ----------------------    CASH DIVIDENDS
                                         HIGH        LOW      DECLARED PER SHARE
                                      ----------  ----------  ------------------
      First.........................    46 5/8      37 3/4           $.11
      Second........................    41 1/4      32 7/8            .13
      Third.........................    36 7/8      32                .13
      Fourth........................    41 5/8      34                .13
                                      1993 QUARTERLY SUMMARY
                                      ----------------------    CASH DIVIDENDS
                                         HIGH        LOW      DECLARED PER SHARE
                                      ----------  ----------  ------------------
      First.........................    40 1/4      33 5/8           $.13
      Second........................    36 3/8      29 1/4            .15
      Third.........................    33 1/8      29 1/2            .15
      Fourth........................    30 5/8      23                .15

  At March 23, 1994, the Company had approximately 71,250 stockholders of record.

  Due in part to the high level of public awareness of the business in which the Company is engaged, regulatory enforcement proceedings or other unfavorable developments involving the Company's operations or facilities, including those in the ordinary course of business, may be expected to engender substantial publicity which could from time to time have an adverse impact upon the market price for the Company's common stock.

  In September 1990, WMX Technologies announced its authorization to purchase up to 25,000,000 shares of its common stock from time to time over the following 24-month period in the open market or in privately negotiated transactions. This program has been extended through September 1996. During 1992, the Company purchased approximately 7.6 million shares of its common stock under this program. During 1993, the Company purchased approximately 8.4 million shares of its common stock under this program.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected consolidated financial information for each of the five years in the period ended December 31, 1993 is derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen & Co., independent public accountants, whose report thereon is incorporated by reference in this report. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, and the related Notes, and the other financial information which are filed as exhibits to this report and incorporated herein by reference.

                                           YEAR ENDED DECEMBER 31
                         ----------------------------------------------------------
                          1989/1/     1990/2/     1991/3/     1992/4/     1993/5/
                         ---------- ----------- ----------- ----------- -----------
                                 (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)
Revenue................. $4,413,742 $ 6,034,406 $ 7,550,914 $ 8,661,027 $ 9,135,577
Net income.............. $  562,135 $   684,762 $   606,323 $   850,036 $   452,776
Earnings per common and
 common equivalent
 share.................. $     1.22 $      1.44 $      1.23 $      1.72 $       .93
Total assets............ $6,405,209 $10,518,243 $12,572,310 $14,114,180 $16,264,476
Long-term debt, less
 portion payable within
 one year............... $1,503,817 $ 3,139,623 $ 3,782,973 $ 4,312,511 $ 6,145,584
Dividends per share..... $      .29 $       .35 $       .42 $       .50 $       .58

- --------

/1/The results for 1989 include a non-taxable gain of $70,826,000 resulting from the public offering of 5,000,000 shares of common stock of CWM in October 1989 and special charges of $112,000,000 before tax.

/2/The results for 1990 include an extraordinary charge of $24,547,000, or $.05 per share, representing the Company's percentage interest in the writedown by WTI of WTI's investment in the stock of The Henley Group, Inc. and Henley Properties Inc. to market value.

/3/The results for 1991 include a special charge of $296,000,000, before tax and minority interest, primarily to reflect then current estimates of the environmental remediation liabilities at waste disposal sites previously used or operated by the Company and its subsidiaries or their predecessors. See Note 11 to the Company's Consolidated Financial Statements.

/4/The results for 1992 include a non-taxable gain of $240,000,000 (before minority interest) resulting from the initial public offering of Waste Management International; special charges of $219,900,000, before tax and minority interest, primarily related to writedowns of the Company's medical waste business, CWM incinerators in Chicago, Illinois and Tijuana, Mexico and Brand's investment in its asbestos abatement business and certain restructuring costs incurred by Brand and CWM related to the formation of Rust, and one time after-tax charges aggregating $71,139,000, or $.14 per share, related to the cumulative effect of adopting two new accounting standards. See Notes 1, 9 and 11 to the Company's Consolidated Financial Statements.

/5/The results for 1993 include a non-taxable gain of $15,109,000 relating to the issuance of shares by Rust, as well as the Company's share of a special asset revaluation and restructuring charge of $550,000,000, before tax and minority interest, recorded by CWM related primarily to a revaluation of CWM's thermal treatment business, and a provision of approximately $14,000,000 to adjust deferred income taxes resulting from the 1993 tax law change. See Notes 1 and 11 to the Company's Consolidated Financial Statements.

/6/Certain amounts have been restated to conform to 1993 classifications.

  Reference is made to the ratio of earnings to fixed charges for each of the years ended December 31, 1989, 1990, 1991, 1992 and 1993, as set forth in
Exhibit 12 to this report, which ratios are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 32 to 39 of the Company's 1993 Annual Report to Stockholders (the "Annual Report"), which discussion is filed as an exhibit to this report and incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  (a) The Consolidated Balance Sheets as of December 31, 1992 and 1993, Consolidated Statements of Income, Cash Flows and Stockholders' Equity for each of the years in the three-year period ended December 31, 1993 and Notes to Consolidated Financial Statements set forth on pages 40 to 58 of the Annual Report are filed as an exhibit to this report and incorporated herein by reference.

  (b) Selected Quarterly Financial Data (Unaudited) is set forth in Note 13 to the Consolidated Financial Statements referred to in Item 8(a) above and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Reference is made to the information set forth in the 12 paragraphs under the caption "Election of Directors" beginning on page 1 of the Company's proxy statement for the annual meeting scheduled for May 13, 1994 (the "Proxy Statement") for a description of the directors of the Company, which paragraphs are incorporated herein by reference. Information concerning the executive officers of the Company is set forth above under "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

  Reference is made to the information set forth under the caption "Compensation" on pages 11 through 19 of the Proxy Statement, which information, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Reference is made to the information, including the tables and the footnotes thereto, set forth under the caption "Securities Ownership of Management" on pages 4 through 10 of the Proxy Statement, for certain information respecting ownership of common stock of the Company, CWM, WTI, Waste Management International and Rust, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Reference is made to the first paragraph on page 18 and the paragraph under the caption "Compensation Committee Interlocks and Insider Participation" on page 19 of the Proxy Statement and the information set forth under the caption "Certain Transactions" beginning on page 25 of the Proxy Statement for certain information with respect to certain relationships and related transactions, which paragraphs are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Financial Statements, Schedules and Exhibits.

    I. Financial Statements--filed as an exhibit hereto and incorporated herein by reference.

      (i) Consolidated Statements of Income for the years ended December 31, 1991, 1992 and 1993;
      (ii)   Consolidated Balance Sheets--December 31, 1992 and 1993;
      (iii) Consolidated Statements of Cash Flows for the years ended December 31, 1991, 1992 and 1993;
      (iv) Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1993;
      (v)    Notes to Consolidated Financial Statements; and
      (vi)   Report of Independent Public Accountants.

    II. Schedules.

      (i)    Schedule II--Amounts Receivable from Officers and Employees;
      (ii)   Schedule V--Property and Equipment;
      (iii) Schedule VI--Accumulated Depreciation and Amortization of Property and Equipment;
      (iv)   Schedule VIII--Reserves;
      (v)    Schedule IX--Short-term Borrowings;
      (vi)   Schedule X--Supplementary Income Statement Information; and
      (vii)  Report of Independent Public Accountants on Schedules.

      All other schedules have been omitted since the required information is not significant or is included in the financial statements or the notes thereto, or is not applicable.

    III. Exhibits.

      The exhibits to this report are listed in the Exhibit Index elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements/1/:

     (i)       1981 Stock Option Plan for Non-Employee Directors of registrant
               (Exhibit 19 to registrant's report on Form 10-Q for the quarter ended June 30, 1982)
     (ii)      WMX Technologies, Inc. 1982 Stock Option Plan, as amended to
               March 11, 1988 (Exhibit 10.3 to registrant's 1988 annual report on Form 10-K)
     (iii) Deferred Director's Fee Plan, as amended (Exhibit 10.3 to registrant's 1990 annual report on Form 10-K)
     (iv) Director's Phantom Stock Plan (Exhibit 10.9 to registrant's 1984 annual report on Form 10-K)
     (v) Employment Agreement, dated as of September 1, 1986, by and between the registrant and Phillip B. Rooney (Exhibit 19.4 to registrant's report on Form 10-Q for the quarter ended September
               30, 1986)
     (vi) WMX Technologies, Inc. Corporate Incentive Bonus Plan (filed with this report)
     (vii) WMX Technologies, Inc. Supplemental Executive Retirement Plan, as amended and restated May 14, 1993 (Exhibit 10 to the registrant's report on Form 8-K dated July 15, 1993)
     (viii)    Chemical Waste Management Inc. 1992 Stock Option Plan (Exhibit
               10.31 to Chemical Waste Management, Inc.'s 1991 annual report on
               Form 10-K)

     (ix)      Supplemental Retirement Benefit Agreement, dated as of January
               1, 1989, by and between the registrant and Peter H. Huizenga
               (Exhibit 10.16 to Post-Effective Amendment No. 2 to registrant's registration statement on Form S-1, Registration No. 33-13839)
     (x)       Chemical Waste Management, Inc. 1986 Stock Option Plan, as
               amended (Exhibit 10.1 to Chemical Waste Management, Inc.'s 1989
               annual report on Form 10-K)
     (xi)      Chemical Waste Management, Inc. 1986 Stock Option Plan for Non-
               Employee Directors (Exhibit 10.2 to Chemical Waste Management,
               Inc.'s registration statement on Form S-1, Registration No. 33-
               8509)
     (xii)     Chemical Waste Management, Inc. Deferred Director's Fee Plan
               (Exhibit 10.5 to Chemical Waste Management, Inc.'s registration statement on Form S-1, Registration No. 33-8509)
     (xiii)    WMX Technologies, Inc. Director's Charitable Endowment Plan
               (Exhibit 10.20 to registrant's 1989 annual report on Form 10-K)
     (xiv)     Supplemental Retirement Benefit Agreement dated as of January 1,
               1991 by and between registrant and Donald F. Flynn (Exhibit
               10.17 to registrant's 1990 annual report on Form 10-K)
     (xv)      Consulting Agreement dated as of January 1, 1991 by and between registrant and Donald F. Flynn (Exhibit 10.18 to registrant's
               1990 annual report on Form 10-K)
     (xvi)     Restricted Unit Plan for Non-Employee Directors of Wheelabrator
               Technologies Inc. as amended through June 10, 1991 (Exhibit
               19.03 to the report on Form 10-Q of Wheelabrator Technologies
               Inc. for the quarter ended June 30, 1991)
     (xvii)    1988 Stock Plan for Executive Employees of Wheelabrator
               Technologies Inc. and its subsidiaries (the "WTI 1988 Stock
               Plan") (Exhibit 28.1 to Amendment No. 1 to the registration statement of Wheelabrator Technologies Inc. on Form S-8,
               Registration No. 33-31523)
     (xviii)   Amendments dated as of September 7, 1990 to the WTI 1988 Stock
               Plan (Exhibit 19.02 to the 1990 annual report on Form 10-K of
               Wheelabrator Technologies Inc.)
     (xix)     Amendment dated as of November 1, 1990 to the WTI 1988 Stock
               Plan (Exhibit 19.04 to the 1990 annual report on Form 10-K of
               Wheelabrator Technologies Inc.)
     (xx)      1986 Stock Plan for Executive Employees of Wheelabrator
               Technologies Inc. and its subsidiaries (the "WTI 1986 Stock
               Plan") (Exhibit 28.2 to Amendment No. 1 to the registration statement of Wheelabrator Technologies Inc. on Form S-8,
               Registration No. 33-31523)
     (xxi)     Amendment dated as of November 1, 1990 to the WTI 1986 Stock
               Plan (Exhibit 19.03 to the 1990 annual report on Form 10-K of
               Wheelabrator Technologies Inc.)
     (xxii)    Description of consulting agreement between registrant and
               Alexander B. Trowbridge (Exhibit 10.22 to registrant's 1989 annual report on Form 10-K)
     (xxiii)   WMX Technologies, Inc. 1992 Stock Option Plan (Exhibit 10.31 to
               registrant's registration statement on Form S-1, Registration
               No. 33-44849)
     (xxiv)    WMX Technologies, Inc. 1992 Stock Option Plan for Non-Employee
               Directors (Exhibit 10.32 to registrant's registration statement on Form S-1, Registration No.
               33-44849)
     (xxv)     Wheelabrator Technologies Inc. 1992 Stock Option Plan (Exhibit
               10.45 to the 1991 annual report on Form 10-K of Wheelabrator
               Technologies Inc.)
     (xxvi)    Deferred Director's Fee Plan of Wheelabrator Technologies Inc.
               adopted June 10, 1991 (Exhibit 19.02 to the quarterly report on
               Form 10-Q of Wheelabrator Technologies Inc. for the quarter ended June 30, 1991)

     (xxvii)   Waste Management International plc Share Option Plan (Exhibit
               10.1 to the registration statement on Form F-1 of Waste
               Management International plc, Registration No. 33-46511)
     (xxviii)  Amendment dated as of December 6, 1991 to the WTI 1986 Stock
               Plan (Exhibit 19.01 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)
     (xxix)    Amendment dated as of December 6, 1991 to the WTI 1988 Stock
               Plan (Exhibit 19.02 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)
     (xxx)     Amendment dated as of December 6, 1991 to the Restricted Unit
               Plan for Non-Employee Directors of Wheelabrator Technologies
               Inc. (Exhibit 19.05 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)
     (xxxi) Rust International Inc. 1993 Stock Option Plan (Exhibit 10.41 to the registrant's 1992 annual report on Form 10-K)
     (xxxii)   Rust International Inc. 1993 Stock Option Plan for Non-Employee
               Directors (Exhibit 10.42 to the registrant's 1992 annual report on Form 10-K)
     (xxxiii) Amendment No. 1 dated as of May 29, 1992 to Consulting Agreement dated as of January 1, 1991 by and between registrant and Donald
               F. Flynn (Exhibit 19.1 to the registrant's 1992 annual report on Form 10-K)
     (xxxiv) WMX Technologies, Inc. Long Term Incentive Plan (as amended and restated as of January 27, 1994) (filed with this report)

- --------

  /1/In the case of reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act is 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

  (b) Reports on Form 8-K.

    The registrant did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1993.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                         FINANCIAL STATEMENT SCHEDULES

                                ($000'S OMITTED)

        SCHEDULE II--AMOUNTS RECEIVABLE FROM OFFICERS AND EMPLOYEES

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                       DEDUCTIONS
                            BALANCE              ----------------------  BALANCE
                           BEGINNING              AMOUNTS     AMOUNTS    END OF
NAME OF DEBTOR              OF YEAR   ADDITIONS  COLLECTED  WRITTEN OFF   YEAR
- --------------             ---------  ---------  ---------  -----------  -------
1991
E. Bacom.................   $   --       $118    $     --       $--       $ 118
S. Bergerson.............       --        545          --        --         545
R. Broglio...............      913         17        (930)       --          --
H. Buirkle...............    2,100         19      (2,119)       --          --
D. Buntrock..............    1,619        492      (1,619)       --         492
D. Coleman...............      147         --        (147)       --          --
T. Collins...............      146         --        (146)       --          --
J. Dempsey...............    1,240         --      (1,240)       --          --
M. Dingman...............    8,316        121      (8,437)       --          --
C. Dirkes................      680         28        (360)       --         348
E. Falkman...............      194         --          (2)       --         192
M. Farrell...............      361          5        (366)       --          --
P. Feira.................      798         25        (484)       --         339
D. Flynn.................      440        406        (440)       --         406
H. Gershowitz............      110         --        (110)       --          --
R. Gilbert...............    1,458         35      (1,493)       --          --
J. Girsch................      208         --        (208)       --          --
J. Groenboom.............       --        103          --        --         103
F. Habeishi..............      457          3        (460)       --          --
E. Hardin................      146          1        (147)       --          --
J. Heeney................      195          4        (199)       --          --
R. Houpt.................      100         --        (100)       --          --
W. Hulligan..............      372         --        (372)       --          --
C. Jasperse..............       --        181          --        --         181
R. Jeffrey...............       --        129          --        --         129
R. Jericho...............      151         --        (151)       --          --
W. Katzman...............      337          2        (339)       --          --
J. Kehoe.................    1,712         79      (1,157)       --         634
W. Keightley.............      570         13        (583)       --          --
B. Keough................    1,142         21      (1,163)       --          --
A. Leibowitz.............      101          1        (102)       --          --
P. Meister...............    3,692        145      (2,007)       --       1,830
P. Montrone..............    5,544         92      (5,636)       --          --
F. Moore.................       --        109          --        --         109
D. Neel..................      457          2        (459)       --          --

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                         FINANCIAL STATEMENT SCHEDULES

                                ($000'S OMITTED)

          SCHEDULE II--AMOUNTS RECEIVABLE FROM OFFICERS AND EMPLOYEES

                                  (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                      DEDUCTIONS
                              BALANCE            ---------------------  BALANCE
                             BEGINNING            AMOUNTS    AMOUNTS    END OF
NAME OF DEBTOR                OF YEAR  ADDITIONS COLLECTED WRITTEN OFF   YEAR
- --------------               --------- --------- --------- ----------- ---------
1991 (CONTINUED)
T. Noel.....................   $  --    $  281    $    --     $ --        $  281
R. Patel....................     434        28       (300)      --           162
W. Poor.....................     685         3       (688)      --            --
D. Price....................      --       159         --       --           159
J. Range....................     190        --       (190)      --            --
J. Rohrer...................     457        14       (271)      --           200
D. Rozendale................   1,142         5     (1,147)      --            --
R. Russell..................   1,188        10     (1,198)      --            --
J. Sanford..................     685        47         --       --           732
D. Schmitt..................   1,142        15     (1,157)      --            --
G. Seegers..................     173        --       (173)      --            --
S. Shapiro..................     913        12       (925)      --            --
L. Shipp....................     457         2       (459)      --            --
S. Sillars..................     247         7       (175)      --            79
K. Skiles...................     123        --       (123)      --            --
M. Sylvers..................     457        15       (271)      --           201
B. Tobecksen................     133        54         --       --           187
P. Vardy....................     121        --       (121)      --            --
R. Whitaker.................     570        33       (603)      --            --
N. Wichowski................      --       110         --       --           110
J. Wood.....................     131         2       (133)      --            --
T. Wright...................      --       780         --       --           780
                              ======    ======    =======     ====     =========

1992
E. Bacom....................  $  118    $  117    $  (118)    $ --        $  117
P. Banfield.................      --       167         --       --           167
S. Bergerson................     545        --       (545)      --            --
B. Biggs....................      --       210         --       --           210
T. Blackman.................      --     1,945         --       --         1,945
D. Buntrock.................     492        --       (492)      --            --
S. Clark....................      --       100         --       --           100
J. Dempsey..................      --     1,228         --       --         1,228
C. Dirkes...................     348        --       (348)      --            --
E. Falkman..................     192        --         (3)      --           189
P. Feira....................     339        --       (339)      --            --

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                         FINANCIAL STATEMENT SCHEDULES

                                ($000'S OMITTED)

          SCHEDULE II--AMOUNTS RECEIVABLE FROM OFFICERS AND EMPLOYEES

                                  (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                        DEDUCTIONS
                                BALANCE            --------------------- BALANCE
                               BEGINNING            AMOUNTS    AMOUNTS   END OF
NAME OF DEBTOR                  OF YEAR  ADDITIONS COLLECTED WRITTEN OFF  YEAR
- --------------                 --------- --------- --------- ----------- -------
1992 (CONTINUED)
D. Flynn......................  $  406      $248    $  (406)    $ --     $  248
J. Girsch.....................      --       282         --       --        282
J. Groenboom..................     103        --       (103)      --         --
J. Haden......................      --       207         --       --        207
W. Hulligan...................      --       132         --       --        132
J. Jack.......................      --       151         --       --        151
C. Jasperse...................     181        --       (181)      --         --
R. Jeffrey....................     129        --       (129)      --         --
W. Katzman....................      --       400         --       --        400
J. Kehoe......................     634         7       (641)      --         --
D. Kelly......................      --       100         --       --        100
J. Koenig.....................      --       310         --       --        310
R. Kraai......................      --       180         --       --        180
J. Kruszka....................      --       163         (1)      --        162
P. Meister....................   1,830        40     (1,870)      --         --
F. Moore......................     109        --       (109)      --         --
T. Noel.......................     281        --       (281)      --         --
T. O'Brien....................      --       300         --       --        300
R. Patel......................     162         5       (167)      --         --
R. Paul.......................      --       169         --       --        169
D. Price......................     159        --       (159)      --         --
J. Rohrer.....................     200        --       (200)      --         --
J. Rooney.....................      --       238        (38)      --        200
J. Sanford....................     732        12       (744)      --         --
F. Schroeder..................      --       313         --       --        313
S. Sillars....................      79        --        (79)      --         --
R. Stevenson..................      --       120         --       --        120
S. Storelli...................      --       270        (85)      --        185
M. Sylvers....................     201        --       (201)      --         --
B. Tobecksen..................     187        --       (187)      --         --
N. Wichowski..................     110        --       (110)      --         --
D. Wilt.......................      --       100         --       --        100
T. Wright.....................     780        --       (780)      --         --
                                ======     =====    =======     ====     ======


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                         FINANCIAL STATEMENT SCHEDULES

                                ($000'S OMITTED)

          SCHEDULE II--AMOUNTS RECEIVABLE FROM OFFICERS AND EMPLOYEES

                                  (CONCLUDED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                        DEDUCTIONS
                                BALANCE            --------------------- BALANCE
                               BEGINNING            AMOUNTS    AMOUNTS   END OF
NAME OF DEBTOR                  OF YEAR  ADDITIONS COLLECTED WRITTEN OFF  YEAR
- --------------                 --------- --------- --------- ----------- -------
1993
E. Bacom......................  $  117      $ 55    $  (117)    $ --     $   55
P. Banfield...................     167       167       (167)      --        167
B. Biggs......................     210       187       (182)      --        215
T. Blackman...................   1,945        --       (515)      --      1,430
S. Clark......................     100        --         --       --        100
J. Dempsey....................   1,228       310     (1,538)      --         --
E. Falkman....................     189        --       (189)      --         --
D. Flynn......................     248       177       (248)      --        177
J. Girsch.....................     282        --       (282)      --         --
J. Haden......................     207        --       (207)      --         --
W. Hulligan...................     132        --       (132)      --         --
J. Jack.......................     151        --       (151)      --         --
W. Katzman....................     400       130        (24)      --        506
D. Kelly......................     100         3       (103)      --         --
J. Koenig.....................     310        --       (310)      --         --
R. Kraai......................     180        --        (40)      --        140
J. Kruszka....................     162        --         (1)      --        161
M. Magee......................      --       170        (20)      --        150
T. O'Brien....................     300        --         --       --        300
R. Paul.......................     169        --       (169)      --         --
W. Reichert...................      --       160         --       --        160
J. Rooney.....................     200        --         --       --        200
D. Schoenberger...............      --       206        (37)      --        169
F. Schroeder..................     313        --         --       --        313
R. Stevenson..................     120        --        (12)      --        108
S. Storelli...................     185        20         --       --        205
D. Wilt.......................     100        --         --       --        100
                                ======    ======    =======     ====     ======

The Company's general policy is not to advance monies to officers or employees except for relocation or temporary situations. It has, however, adopted a policy of making interest-free loans available to employees whose exercise of non-qualified stock options results in ordinary income to them in excess of $10,000 at the time of such exercise. These receivables are due on or before April 15 of the year following such exercise (extended to November 30, 1992 for loans made by the Company and CWM in 1991 and to May 31, 1993 for loans made by the Company and CWM in 1992). Sufficient shares are withheld from the shares issued to the debtor to fully secure the loan at the time it is made. In addition, certain receivables included above were owed by officers or employees of acquired companies at the time of acquisition by the Company.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                         FINANCIAL STATEMENT SCHEDULES

                                ($000'S OMITTED)

                       SCHEDULE V--PROPERTY AND EQUIPMENT

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            BALANCE   ASSETS OF
                           BEGINNING  PURCHASED ADDITIONS  RETIREMENTS           BALANCE END OF
                            OF YEAR   COMPANIES  AT COST    OR SALES    OTHER         YEAR
                          ----------- --------- ---------- ----------- --------  --------------
1991
Land, primarily disposal
 sites..................  $ 1,943,112 $ 63,526  $  501,084  $ (28,498) $   (466)   $2,478,758
Buildings...............      780,905   15,498     156,522    (17,508)   23,782       959,199
Vehicles and equipment..    4,660,466   83,169     752,015   (144,933)  (28,052)    5,322,665
Leasehold improvements..       69,944    2,845      12,159     (3,603)    4,736        86,081
                          ----------- --------  ----------  ---------  --------    ----------
 Total..................  $ 7,454,427 $165,038  $1,421,780  $(194,542) $     --    $8,846,703
                          =========== ========  ==========  =========  ========    ==========
                                                                                   EFFECT OF
                            BALANCE   ASSETS OF                                     FOREIGN
                           BEGINNING  PURCHASED ADDITIONS  RETIREMENTS              CURRENCY    BALANCE END
                            OF YEAR   COMPANIES  AT COST    OR SALES    OTHER    TRANSLATION(A)   OF YEAR
                          ----------- --------- ---------- ----------- --------  -------------- -----------
1992
Land, primarily disposal
 sites..................  $ 2,478,758 $124,180  $  515,309  $ (44,002) $  3,335    $  (28,746)  $ 3,048,834
Buildings...............      959,199   33,275     149,437    (18,490)    2,014       (23,608)    1,101,827
Vehicles and equipment..    5,322,665  169,636     957,390   (205,469)   (1,702)     (101,198)    6,141,322
Leasehold improvements..       86,081    3,439      10,529     (4,256)   (3,647)       (1,454)       90,692
                          ----------- --------  ----------  ---------  --------    ----------   -----------
 Total..................  $ 8,846,703 $330,530  $1,632,665  $(272,217) $     --    $ (155,006)  $10,382,675
                          =========== ========  ==========  =========  ========    ==========   ===========
1993
Land, primarily disposal
 sites..................  $ 3,048,834 $129,047  $  531,179  $ (70,746) $  4,721    $  (17,623)  $ 3,625,412
Buildings...............    1,101,827   46,907     115,835    (31,424)    4,728       (14,734)    1,223,139
Vehicles and equipment..    6,141,322  259,727   1,047,288   (521,104)   (7,140)      (64,049)    6,856,044
Leasehold improvements..       90,692    7,854      24,876    (19,651)   (2,309)       (1,200)      100,262
                          ----------- --------  ----------  ---------  --------    ----------   -----------
 Total..................  $10,382,675 $443,535  $1,719,178  $(642,925) $     --    $  (97,606)  $11,804,857
                          =========== ========  ==========  =========  ========    ==========   ===========

(A) Effect of foreign currency translation not material in 1991.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                         FINANCIAL STATEMENT SCHEDULES

                                ($000'S OMITTED)

     SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND
                                   EQUIPMENT

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           BALANCE   PROVISION                           BALANCE
                          BEGINNING   CHARGED  RETIREMENTS               END OF
                           OF YEAR   TO INCOME  OR SALES    OTHER         YEAR
                          ---------- --------- ----------- --------  ---------------

1991
Landfill improvements...  $  338,098 $116,311   $  (8,968) $ (1,391)   $  444,050
Buildings...............      99,189   36,149     (12,754)   18,270       140,854
Vehicles and equipment..   1,272,444  371,991     (97,287)  (17,834)    1,529,314
Leasehold improvements..      27,683    6,927      (2,555)      955        33,010
                          ---------- --------   ---------  --------    ----------
 Total..................  $1,737,414 $531,378   $(121,564) $     --    $2,147,228
                          ========== ========   =========  ========    ==========
                                                                        EFFECT OF
                           BALANCE   PROVISION                           FOREIGN      BALANCE
                          BEGINNING   CHARGED  RETIREMENTS              CURRENCY       END OF
                           OF YEAR   TO INCOME  OR SALES    OTHER    TRANSLATION (A)    YEAR
                          ---------- --------- ----------- --------  --------------- ----------

1992
Landfill improvements...  $  444,050 $148,197   $  (2,845) $    727    $   (5,914)   $  584,215
Buildings...............     140,854   47,378      (1,474)    6,708        (2,945)      190,521
Vehicles and equipment..   1,529,314  432,578    (117,109)   (5,354)      (24,932)    1,814,497
Leasehold improvements..      33,010    8,772      (3,474)   (2,081)         (988)       35,239
                          ---------- --------   ---------  --------    ----------    ----------
 Total..................  $2,147,228 $636,925   $(124,902) $     --    $  (34,779)   $2,624,472
                          ========== ========   =========  ========    ==========    ==========

1993
Landfill improvements...  $  584,215 $166,100   $ (11,726) $    108    $   (4,007)   $  734,690
Buildings...............     190,521   54,521      (3,295)    1,025        (2,350)      240,422
Vehicles and equipment..   1,814,497  471,274    (247,167)      125       (16,350)    2,022,379
Leasehold improvements..      35,239   10,405      (5,947)   (1,258)         (532)       37,907
                          ---------- --------   ---------  --------    ----------    ----------
 Total..................  $2,624,472 $702,300   $(268,135) $     --    $  (23,239)   $3,035,398
                          ========== ========   =========  ========    ==========    ==========

(A) Effect of foreign currency translation not material in 1991.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                         FINANCIAL STATEMENT SCHEDULES

                                ($000'S OMITTED)

                            SCHEDULE VIII--RESERVES

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                  EFFECT OF
                          BALANCE  CHARGED ACCOUNTS                FOREIGN     BALANCE
                         BEGINNING   TO    WRITTEN                CURRENCY     END OF
                          OF YEAR  INCOME    OFF     OTHER (A) TRANSLATION (B)  YEAR
                         --------- ------- --------  --------- --------------- -------
1991--Reserve for
 doubtful accounts (C)..  $39,366  $30,318 $(26,856)  $6,323       $    --     $49,151
                          =======  ======= ========   ======       =======     =======
1992--Reserve for
 doubtful accounts (C)..  $49,151  $31,195 $(24,080)  $6,301       $(4,732)    $57,835
                          =======  ======= ========   ======       =======     =======
1993--Reserve for
 doubtful accounts (C)..  $57,835  $33,326 $(33,518)  $7,646       $(1,970)    $63,319
                          =======  ======= ========   ======       =======     =======

- --------

(A)Reserves of companies accounted for as purchases.

(B)Effect of foreign currency translation not material in 1991.

(C)Includes reserves for doubtful long-term notes receivable.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                         FINANCIAL STATEMENT SCHEDULES

                                ($000'S OMITTED)

                    SCHEDULE IX--SHORT-TERM BORROWINGS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                   MAXIMUM                      WEIGHTED
                         BALANCE     WEIGHTED      AMOUNT    AVERAGE AMOUNT      AVERAGE
                          END OF      AVERAGE    OUTSTANDING   OUTSTANDING    INTEREST RATE
                           YEAR    INTEREST RATE DURING YEAR DURING YEAR (A) DURING YEAR (B)
                        ---------- ------------- ----------- --------------- ---------------
1991--Commercial Paper  $  470,447     5.72%     $  729,630    $  598,055         6.81%
                        ==========     ====      ==========    ==========         ====
1992--Commercial Paper  $  837,733     3.72%     $  855,277    $  625,833         4.27%
                        ==========     ====      ==========    ==========         ====
1993--Commercial Paper  $1,376,197     3.36%     $1,983,147    $1,436,289         3.41%
                        ==========     ====      ==========    ==========         ====

- --------

(A) Average is computed using daily balances.

(B) Weighted average rate is computed by dividing interest expense applicable to commercial paper by the weighted average amount outstanding during the year.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                         FINANCIAL STATEMENT SCHEDULES

                                ($000'S OMITTED)

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
  During 1991, 1992 and 1993 maintenance and repairs charged to costs and expenses in the Consolidated Statements of Income were as follows:

                                                       1991     1992     1993
                                                     -------- -------- --------
Maintenance and repairs............................. $442,478 $513,444 $550,732
                                                     ======== ======== ========

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To WMX Technologies, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the WMX Technologies, Inc. (formerly Waste Management, Inc.) Annual Report to Stockholders for 1993 filed as an exhibit to and incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules included on pages 40 through 48 of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen & Co.
                                          ARTHUR ANDERSEN & CO.

Chicago, Illinois,
February 16, 1994

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN OAK BROOK, ILLINOIS ON THE 29TH DAY OF MARCH 1994.

                                          WMX TECHNOLOGIES, INC.

                                                 /s/ Dean L. Buntrock,
                                          By___________________________________
                                                     Dean L. Buntrock,
                                              Chairman of the Board and Chief
                                                     Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                           TITLE                       DATE
             ---------                           -----                       ----

      /s/ Dean L. Buntrock                                          )
- ------------------------------------                                )
          Dean L. Buntrock            Director, Chairman of the     )
                                       Board and Chief Executive    )
                                       Officer                      )
      /s/ Jerry E. Dempsey                                          )
- ------------------------------------                                )
          Jerry E. Dempsey            Director                      )
      /s/ Phillip B. Rooney                                         )
- ------------------------------------                                )
         Phillip B. Rooney            Director                      )
       /s/ Donald F. Flynn                                          )
- ------------------------------------                                )
          Donald F. Flynn             Director                      )
      /s/ Peter H. Huizenga                                         )
- ------------------------------------                                )
         Peter H. Huizenga            Director                      )
        /s/ Peer Pedersen                                           )
- ------------------------------------                                )
           Peer Pedersen              Director                      )
      /s/ James R. Peterson                                         )
- ------------------------------------                                )
         James R. Peterson            Director                      )   March 29, 1994
   /s/ Alexander B. Trowbridge                                      )
- ------------------------------------                                )
      Alexander B. Trowbridge         Director                      )
    /s/ Howard H. Baker, Jr.                                        )
- ------------------------------------                                )
        Howard H. Baker, Jr.          Director                      )
      /s/ H. Jesse Arnelle                                          )
- ------------------------------------                                )
          H. Jesse Arnelle            Director                      )
        /s/ Thomas C. Hau                                           )
- ------------------------------------                                )
           Thomas C. Hau              Vice President, Controller    )
                                       and Principal Accounting     )
                                       Officer                      )
       /s/ James E. Koenig                                          )
- ------------------------------------                                )
          James E. Koenig             Senior Vice President, Chief  )
                                       Financial Officer,           )
                                       Treasurer and Principal      )
                                       Financial Officer            )

                             WMX TECHNOLOGIES, INC.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                        DOCUMENT DESCRIPTION*
 -------                       ---------------------
 1.      Inapplicable
 2.      Inapplicable
 3.1(a)  Restated Certificate of Incorporation of registrant, as amended as of May 24, 1985 (incorporated by reference to Exhibit 4.1 to registrant's report on Form 10-Q for the quarter ended
         June 30, 1985)
 3.1(b)  Certificate of Amendment of Restated Certificate of
         Incorporation of registrant, recorded May 23, 1986 (incorporated by reference to Exhibit 4(c) to registrant's registration
         statement on Form S-8, Registration No. 33-6265)
 3.1(c)  Certificate of Designation of Preferred Stock of registrant, filed January 30, 1987 (incorporated by reference to Exhibit
         3.1(c) to registrant's 1986 annual report on Form 10-K)
 3.1(d)  Certificate of Amendment of Restated Certificate of
         Incorporation of registrant, recorded May 15, 1987 (incorporated by reference to Exhibit 4.5(d) to registrant's registration statement on Form S-4, Registration No. 33-15518)
 3.1(e)  Certificate of Amendment of Restated Certificate of
         Incorporation of registrant, filed May 19, 1989 (incorporated by reference to Exhibit 3(e) to registrant's registration statement on Form S-3, Registration No. 33-30190)
 3.1(f)  Certificate of Amendment of Restated Certificate of
         Incorporation of registrant, filed May 18, 1990 (incorporated by reference to Exhibit 4(h) to registrant's registration statement on Form S-8, Registration No. 33-35936)
 3.1(g)  Conformed copy of Certificate of Incorporation of registrant, as amended (incorporated by reference to Exhibit 3.1(g) to
         registrant's registration statement on Form S-4, Registration
         No. 33-36119)
 3.2     By-laws of registrant, as amended and restated as of December
         12, 1991 (incorporated by reference to Exhibit 3.2 to
         registrant's registration statement on Form S-1, Registration
         No. 33-44849)
 4.1(a)  Rights Agreement dated as of February 6, 1987, between the registrant and Harris Trust and Savings Bank, which includes as
         Exhibit A the form of Certificate of Designation of Preferred
         Stock, as Exhibit B, the form of Rights Certificate and, as
         Exhibit C, the Summary of Rights (incorporated by reference to
         Exhibit 4 to registrant's report on Form 8-K dated January 26,
         1987)
 4.1(b)  Certificate of Adjustment relating to April 1987 stock split pursuant to Section 12 of the Rights Agreement (incorporated by reference to Exhibit 4.3(b) to registrant's registration
         statement on Form S-1, Registration No. 33-13839)

- --------

 *In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act is 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

 EXHIBIT
 NUMBER                        DOCUMENT DESCRIPTION*
 -------                       ---------------------
 4.1(c)  Certificate of Adjustment relating to December 1989 stock split pursuant to Section 12 of the Rights Agreement (incorporated by reference to Exhibit 4.3(c) to registrant's 1989 annual report on Form 10-K)
  4.2    Trust Indenture for Liquid Yield Option Notes due 2012
         (incorporated by reference to Exhibit 4(a) to registrant's registration statement on Form S-3, Registration No. 33-24615)
  4.3(a) Trust Indenture dated as of August 1, 1989 (incorporated by reference to Exhibit 4.3(a) to registrant's 1990 annual report on Form 10-K)
  4.3(b) First Supplemental Indenture dated as of December 1, 1990
         (incorporated by reference to Exhibit 4.3(b) to registrant's
         1990 annual report on Form 10-K)
  4.3(c) Trust Indenture dated as of June 1, 1993 (incorporated by reference to Exhibit 4 to the registrant's current report on
         Form 8-K dated July 15, 1993)
  5.     Inapplicable
  6.     Inapplicable
  7.     Inapplicable
  8.     Inapplicable
  9.     None
 10.1    1981 Stock Option Plan for Non-Employee Directors of registrant
         (incorporated by reference to Exhibit 19 to registrant's report on Form 10-Q for the quarter ended June 10, 1982)
 10.2    WMX Technologies, Inc. 1982 Stock Option Plan, as amended to
         March 11, 1988 (incorporated by reference to Exhibit 10.3 to registrant's 1988 annual report on Form 10-K)
 10.3    Deferred Director's Fee Plan, as amended (incorporated by
         reference to Exhibit 10.3 to registrant's 1990 annual report on
         Form 10-K)
 10.4    Director's Phantom Stock Plan (incorporated by reference to
         Exhibit 10.9 to registrant's 1984 annual report on Form 10-K)
 10.5    Employment Agreement, dated as of September 1, 1986, by and between the registrant and Phillip B. Rooney (incorporated by reference to Exhibit 19.4 to registrant's report on Form 10-Q for the quarter ended September 30, 1986)
 10.6    Intercorporate Agreement, dated as of September 3, 1986, between
         Chemical Waste Management, Inc. and the registrant (the "CWM
         Intercorporate Agreement") (incorporated by reference to Exhibit
         10.6 to Chemical Waste Management, Inc.'s registration statement on Form S-1, Registration No. 33-8509)
 10.7    Amendment No. 1 dated as of January 1, 1992 to CWM
         Intercorporate Agreement (incorporated by reference to Exhibit
         10.7(b) to registrant's 1991 annual report on Form 10-K)

- --------

 *In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act is 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

 EXHIBIT
 NUMBER                        DOCUMENT DESCRIPTION*
 -------                       ---------------------
 10.8    WMX Technologies, Inc. Corporate Incentive Bonus Plan
 10.9    WMX Technologies, Inc. Supplemental Executive Retirement Plan,
         as amended and restated as of May 14, 1993 (incorporated by reference to Exhibit 10 to the registrant's current report on
         Form 8-K dated July 15, 1993)
 10.10   WMX Technologies, Inc. Long Term Incentive Plan (as amended and restated as of January 27, 1994)
 10.11   Supplemental Retirement Benefit Agreement, dated as of January
         1, 1989, by and between the registrant and Peter H. Huizenga
         (incorporated by reference to Exhibit 10.16 to Post-Effective
         Amendment No. 2 to registrant's registration statement on Form
         S-1, Registration No. 33-13839)
 10.12   Chemical Waste Management, Inc. 1986 Stock Option Plan, as
         amended (incorporated by reference to Exhibit 10.1 to Chemical
         Waste Management, Inc.'s 1989 annual report on Form 10-K)
 10.13   Chemical Waste Management, Inc. 1986 Stock Option Plan for Non-
         Employee Directors (incorporated by reference to Exhibit 10.2 to
         Chemical Waste Management, Inc.'s registration statement on Form
         S-1, Registration No. 33-8509)
 10.14   Chemical Waste Management, Inc. Deferred Director's Fee Plan
         (incorporated by reference to Exhibit 10.5 to Chemical Waste
         Management, Inc.'s registration statement on Form S-1,
         Registration No. 33-8509)
 10.15   WMX Technologies, Inc. Director's Charitable Endowment Plan
         (incorporated by reference to Exhibit 10.20 to registrant's 1989 annual report on Form 10-K)
 10.16   Supplemental Retirement Benefit Agreement dated as of January 1,
         1991 by and between registrant and Donald F. Flynn (incorporated by reference to Exhibit 10.17 to registrant's 1990 annual report on Form 10-K)
 10.17   Consulting Agreement dated as of January 1, 1991 by and between registrant and Donald F. Flynn (incorporated by reference to
         Exhibit 10.18 to registrant's 1990 annual report on Form 10-K)
 10.18   Restricted Unit Plan for Non-Employee Directors of Wheelabrator
         Technologies Inc. as amended through June 10, 1991 (incorporated by reference to Exhibit 19.03 to the report on Form 10-Q of
         Wheelabrator Technologies Inc. for the quarter ended June 30,
         1991)
 10.19   1988 Stock Plan for Executive Employees of Wheelabrator
         Technologies Inc. and its subsidiaries (the "WTI 1988 Stock
         Plan") (incorporated by reference to Exhibit 28.1 to Amendment
         No. 1 to the registration statement of Wheelabrator Technologies
         Inc. on Form S-8, Registration No. 33-31523)
 10.20   Amendments dated as of September 7, 1990 to the WTI 1988 Stock
         Plan (incorporated by reference to Exhibit 19.02 to the 1990 annual report on Form 10-K of Wheelabrator Technologies Inc.)

- --------

 *In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act is 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

 EXHIBIT
 NUMBER                        DOCUMENT DESCRIPTION*
 -------                       ---------------------
 10.21   Amendment dated as of November 1, 1990 to the WTI 1988 Stock
         Plan (incorporated by reference to Exhibit 19.04 to the 1990 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.22   1986 Stock Plan for Executive Employees of Wheelabrator
         Technologies Inc. and its subsidiaries (the "WTI 1986 Stock
         Plan") (incorporated by reference to Exhibit 28.2 to Amendment
         No. 1 to the registration statement of Wheelabrator Technologies
         Inc. on Form S-8, Registration No. 33-31523)
 10.23   Amendment dated as of November 1, 1990 to the WTI 1986 Stock
         Plan (incorporated by reference to Exhibit 19.03 to the 1990 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.24   Description of consulting agreement between registrant and
         Alexander B. Trowbridge (incorporated by reference to Exhibit
         10.22 to registrant's 1989 annual report on Form 10-K)
 10.25   WMX Technologies, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.31 to registrant's registration
         statement on Form S-1, Registration No.
         33-44849)
 10.26   WMX Technologies, Inc. 1992 Stock Option Plan for Non-Employee
         Directors (incorporated by reference to Exhibit 10.32 to
         registrant's registration statement on Form S-1, Registration
         No. 33-44849)
 10.27   Wheelabrator Technologies Inc. 1992 Stock Option Plan
         (incorporated by reference to Exhibit 10.45 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.28   Deferred Director's Fee Plan of Wheelabrator Technologies Inc.
         adopted June 10, 1991 (incorporated by reference to Exhibit
         19.02 to the quarterly report on Form 10-Q of Wheelabrator
         Technologies Inc. for the quarter ended June 30, 1991)
 10.29   Waste Management International plc Share Option Plan
         (incorporated by reference to Exhibit 10.1 to the registration statement on Form F-1 of Waste Management International plc,
         Registration No. 33-46511)
 10.30   Amendment dated as of December 6, 1991 to the WTI 1986 Stock
         Plan (incorporated by reference to Exhibit 19.01 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.31   Amendment dated as of December 6, 1991 to the WTI 1988 Stock
         Plan (incorporated by reference to Exhibit 19.02 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.32   Amendment dated as of December 6, 1991 to the Restricted Unit
         Plan for Non-Employee Directors of Wheelabrator Technologies
         Inc. (incorporated by reference to Exhibit 19.05 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)

- --------

 *In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act is 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

 EXHIBIT
 NUMBER                        DOCUMENT DESCRIPTION*
 -------                       ---------------------
 10.33   Rust International Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 10.41 to registrant's 1992 annual report on
         Form 10-K)
 10.34   Rust International Inc. 1993 Stock Option Plan for Non-Employee
         Directors (incorporated by reference to Exhibit 10.42 to
         registrant's 1992 annual report on Form 10-K)
 10.35   Amendment No. 1 dated as of May 29, 1992 to Consulting Agreement dated as of January 1, 1991 by and between registrant and Donald
         F. Flynn (incorporated by reference to Exhibit 19.1 to
         registrant's 1992 annual report on Form 10-K)
 10.36   First Amended and Restated International Business Opportunities
         Agreement by and among registrant, Chemical Waste Management,
         Inc., Wheelabrator Technologies Inc., Waste Management
         International, Inc., Waste Management International plc and Rust
         International Inc., dated as of January 1, 1993 (incorporated by reference to Exhibit 28 to the registration statement on Form S-
         3 of Wheelabrator Technologies Inc., Registration No. 33-59606)
 10.37   Amendment Agreement dated as of January 28, 1994 relating to the
         International Business Opportunities Agreement (incorporated by reference to Exhibit 10.19 to the 1993 annual report on Form 10-
         K of Chemical Waste Management, Inc.)
 10.38   Chemical Waste Management, Inc. 1992 Stock Option Plan
         (incorporated by reference to Exhibit 10.20 to the 1991 annual report on Form 10-K of Chemical Waste Management, Inc.)
 11.     None
 12.     Computation of ratio of earnings to fixed charges
 13.1    Management's Discussion and Analysis of Financial Condition and
         Results of Operations
 13.2    Financial Statements, Supplementary Data and Report of
         Independent Accountants
 14.     Inapplicable
 15.     Inapplicable
 16.     None
 17.     Inapplicable
 18.     None
 19.     Inapplicable
 20.     Inapplicable
 21.     List of subsidiaries of registrant
 22.     Inapplicable
 23.     Consent of Independent Public Accountants
 24.     None
 25.     Inapplicable
 26.     Inapplicable
 27.     Inapplicable
 28.     None

- --------

 *In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act is 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

