Form 10-Q
period 1994-03-31
WMX TECHNOLOGIES INC
filed 1994-05-16
CIK 104938

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  ____     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

  ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________
           TO ________


                         COMMISSION FILE NUMBER 1-7327


                             WMX TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)



                DELAWARE                               36-2660763
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)


           3003 BUTTERFIELD ROAD,
            OAK BROOK, ILLINOIS                           60521
  (Address of principal executive office)              (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (708) 572-8800


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                           YES  X             NO
                               ---               ---


        SHARES OF REGISTRANT'S COMMON STOCK, $1 PAR VALUE, OUTSTANDING,
         EXCLUSIVE OF TREASURY SHARES, AT APRIL 29, 1994 -- 483,630,232



================================================================================

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----



PART I. Financial Information:                                            PAGE
                                                                          ----


Consolidated balance sheets as of December 31, 1993 and
     March 31, 1994....................................................     3


Consolidated statements of income for the three months
     ended March 31, 1993 and 1994.....................................     5


Consolidated statements of stockholders' equity for the three months
     ended March 31, 1993 and 1994....................................      6


Consolidated statements of cash flows for the three months
     ended March 31, 1993 and 1994....................................      8


Notes to consolidated financial statements............................      9


Management's discussion and analysis of results of operations
     and financial condition..........................................     13


PART II.  Other Information...........................................     19

                                    ******

                         PART I. FINANCIAL INFORMATION

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                ($000's omitted)

                                     ASSETS

                                                          December 31, 1993   March 31, 1994
                                                          -----------------   --------------
CURRENT ASSETS:
  Cash                                                          $         -      $    14,569
  Short-term investments                                            126,382           73,329
  Accounts receivable, less reserve of $63,146 in 1993
    and $65,456 in 1994                                           1,762,091        1,969,438
  Employee receivables                                                9,670            9,610
  Parts and supplies                                                148,022          149,515
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                        339,364          385,386
  Refundable income taxes                                            54,001           45,995
  Prepaid expenses                                                  337,990          350,179
                                                                -----------      -----------

        Total Current Assets                                    $ 2,777,520      $ 2,998,021
                                                                -----------      -----------
PROPERTY AND EQUIPMENT, at cost:
  Land, primarily disposal sites                                $ 3,625,412      $ 3,741,139
  Buildings                                                       1,223,139        1,257,770
  Vehicles and equipment                                          6,856,044        6,867,006
  Leasehold improvements                                            100,262           89,555
                                                                -----------      -----------

                                                                $11,804,857      $11,955,470

  Less - Accumulated depreciation and amortization               (3,035,398)      (3,191,662)
                                                                -----------      -----------

         Total Property and Equipment, Net                      $ 8,769,459      $ 8,763,808
                                                                -----------      -----------
OTHER ASSETS:
  Intangible assets relating to acquired businesses, net        $ 3,461,331      $ 3,598,063
  Funds held by trustees                                            116,949           97,030
  Sundry, including other investments                             1,139,217        1,207,149
                                                                -----------      -----------

        Total Other Assets                                      $ 4,717,497      $ 4,902,242
                                                                -----------      -----------

              Total Assets                                      $16,264,476      $16,664,071
                                                                ===========      ===========

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        December 31, 1993   March 31, 1994
                                                        ------------------  ---------------
CURRENT LIABILITIES:
  Portion of long-term debt payable within one year           $   754,491      $   952,544
  Accounts payable                                                818,501          796,040
  Accrued expenses                                                863,474          877,698
  Unearned revenue                                                241,096          269,383
                                                              -----------      -----------

              Total Current Liabilities                       $ 2,677,562      $ 2,895,665
                                                              -----------      -----------

DEFERRED ITEMS:
  Income taxes                                                $   448,706      $   521,181
  Investment credit                                                27,006           26,368
  Other                                                         1,457,607        1,393,459
                                                              -----------      -----------

              Total Deferred Items                            $ 1,933,319      $ 1,941,008
                                                              -----------      -----------

LONG-TERM DEBT, less portion payable within one year          $ 6,145,584      $ 6,108,281
                                                              -----------      -----------

MINORITY INTEREST IN SUBSIDIARIES                             $ 1,348,559      $ 1,424,834
                                                              -----------      -----------

COMMITMENTS AND CONTINGENCIES                                 $                $
                                                              -----------      -----------

PUT OPTIONS                                                   $         -      $   105,977
                                                              -----------      -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $l par value (issuable in series);
    50,000,000 shares authorized; none outstanding
    during the periods                                        $         -      $         -
  Common stock, $l par value; 1,500,000,000 shares
    authorized; 496,216,829 shares issued in 1993
    and 1994                                                      496,217          496,217
  Additional paid-in capital                                      668,470          447,953
  Cumulative translation adjustment                              (245,587)        (214,082)
  Retained earnings                                             3,693,108        3,783,182
                                                              -----------      -----------

                                                              $ 4,612,208      $ 4,513,270

  Less: Treasury stock; 12,763,884 shares in 1993,
          at cost                                                 425,097                -
        1988 Employee Stock Ownership Plan                         27,659           25,676
        Employee Stock Benefit Trust                                    -          299,288
                                                              -----------      -----------

              Total Stockholders' Equity                      $ 4,159,452      $ 4,188,306
                                                              -----------      -----------

                  Total Liabilities and Stockholders'
                    Equity                                    $16,264,476      $16,664,071
                                                              ===========      ===========

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                      FOR THE THREE MONTHS ENDED MARCH 31

                                  (Unaudited)

                    (000's omitted except per share amounts)



                                           1993         1994
                                        -----------  -----------

REVENUE                                 $2,135,341   $2,284,067
                                        ----------   ----------

 Operating expenses                     $1,479,080   $1,596,911

 Selling and administrative expenses       264,110      286,934

 Goodwill amortization                      20,777       27,211

 Interest expense                           59,443       84,230

 Interest income                           (10,758)     (10,764)

 Minority interest                          29,406       28,780

 Sundry income, net                        (32,377)     (17,410)
                                        ----------   ----------

 Income before income taxes             $  325,660   $  288,175

 Provision for income taxes                126,375      125,563
                                        ----------   ----------

NET INCOME FOR THE PERIOD               $  199,285   $  162,612
                                        ==========   ==========

AVERAGE SHARES AND EQUIVALENT SHARES
 OUTSTANDING                               490,194      483,847
                                        ==========   ==========

EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE                       $     0.41   $     0.34
                                        ==========   ==========

DIVIDENDS DECLARED PER SHARE            $     0.13   $     0.15
                                        ==========   ==========


                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1993

                                  (Unaudited)

                                ($000's omitted)


                                                                                                  1988
                                                                                                Employee
                                            Additional    Cumulative                             Stock
                                   Common     Paid-In    Translation    Retained    Treasury   Ownership
                                   Stock      Capital     Adjustment    Earnings      Stock       Plan
                                  --------  -----------  ------------  -----------  ---------  ----------
Balance, January 1, 1993          $496,203    $708,296     $(166,566)  $3,521,190   $204,490     $34,988
Net income for the period                -           -             -      199,285          -           -
Cash dividends                           -           -             -      (63,601)         -           -
Stock repurchase (2,770,900
 shares)                                 -           -             -            -     99,999           -
Stock issued upon exercise
 of stock options                       12      (3,428)            -            -     (7,728)          -
Treasury stock received in
 connection with exercise of
 stock options                           -           -             -            -        254           -
Contribution to 1988 Employee
 Stock Ownership Plan                    -           -             -            -          -      (1,825)
Treasury stock received as
 settlement for claims                   -           -             -            -         64           -
Stock issued upon conversion
 of Liquid Yield Option
 Notes                                   -        (179)            -            -       (303)          -
Stock issued for acquisitions            -      (1,262)            -            -     (7,254)          -
Tax benefit of non-qualified
 stock options exercised                 -       1,445             -            -          -           -
Transfer of equity interests
 among controlled subsidiaries           -     (15,146)            -            -          -           -
Cumulative translation adjust-
 ment of foreign currency
 statements                              -           -       (17,430)           -          -           -
                                  --------    --------     ---------   ----------   --------     -------
Balance, March 31, 1993           $496,215    $689,726     $(183,996)  $3,656,874   $289,522     $33,163
                                  ========    ========     =========   ==========   ========     =======

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1994

                                  (Unaudited)

                                ($000's omitted)

                                                                                                   1988
                                                                                                 Employee
                                            Additional    Cumulative                              Stock        Employee
                                   Common     Paid-In    Translation    Retained     Treasury   Ownership       Stock
                                   Stock      Capital     Adjustment    Earnings      Stock        Plan     Benefit Trust
                                  --------  -----------  ------------  -----------  ----------  ----------  --------------
Balance, January 1, 1994          $496,217   $ 668,470     $(245,587)  $3,693,108   $ 425,097     $27,659        $      -
Net income for the period                -           -             -      162,612           -           -               -
Cash dividends                           -           -             -      (72,538)          -           -               -
Stock issued upon exercise
 of stock options                        -      (3,430)            -            -      (6,689)          -               -
Treasury stock received in
 connection with exercise of
 stock options                           -           -             -            -         247           -               -
Contribution to 1988 Employee
 Stock Ownership Plan                    -           -             -            -           -      (1,983)              -
Treasury stock received as
 settlement for claims                   -           -             -            -       1,193           -               -
Stock issued upon conversion
 of Liquid Yield Option
 Notes                                   -         (30)            -            -         (56)          -               -
Tax benefit of non-qualified
 stock options exercised                 -         786             -            -           -           -               -
Temporary equity related to
 put options                             -    (105,977)            -            -           -           -               -
Proceeds from sale of put
 options                                 -       8,747             -            -           -           -               -
Establish Employee Stock
 Benefit Trust (12,601,609
 shares)                                 -    (106,327)            -            -    (419,792)          -         313,465
Adjustment of Employee Stock
 Benefit Trust to market value           -     (14,177)            -            -           -           -         (14,177)
Transfer of equity interests
 among controlled subsidiaries           -        (109)            -            -           -           -               -
Cumulative translation adjust-
 ment of foreign currency
 statements                              -           -        31,505            -           -           -               -
                                  --------   ---------     ---------   ----------   ---------     -------        --------
Balance, March 31, 1994           $496,217   $ 447,953     $(214,082)  $3,783,182   $       -     $25,676        $299,288
                                  ========   =========     =========   ==========   =========     =======        ========

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE THREE MONTHS ENDED MARCH 31

                          Increase (Decrease) in Cash

                                  (Unaudited)

                                ($000's omitted)

                                                          1993        1994
                                                       ----------  ----------
Cash flows from operating activities:
  Net income for the period                            $ 199,285   $ 162,612
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                      194,560     212,553
      Deferred income taxes and investment credit         35,777      77,098
      Interest on Liquid Yield Option Notes (LYONs)        9,397       9,285
      Gain on sale of property and equipment, and
        of investments by subsidiary                      (5,705)     (6,881)
      Contribution to 1988 Employee Stock
        Ownership Plan                                     1,825       1,983

  Changes in assets and liabilities, net of effects
    of acquired companies:
      Receivables                                        (58,243)    (25,429)
      Other current assets                                (7,689)    (42,688)
      Sundry other assets                                  2,183     (52,755)
      Accounts payable                                   (60,712)    (36,346)
      Accrued expenses and unearned revenue               36,029     (35,099)
      Deferred other items                               (51,159)    (75,277)
      Minority interest in subsidiaries                   20,429      72,017
                                                       ---------   ---------

Net cash provided by operating activities              $ 315,977   $ 261,073
                                                       ---------   ---------

Cash flows from investing activities:
  Short-term investments                               $ (69,171)  $  53,053
  Capital expenditures                                  (351,535)   (321,865)
  Proceeds from sale of property and equipment, and
    of investments by subsidiary                          46,606      34,356
  Cost of acquisitions, net of cash acquired            (242,156)    (86,591)
  Other investments                                     (110,881)    (15,160)
                                                       ---------   ---------

Net cash used for investing activities                 $(727,137)  $(336,207)
                                                       ---------   ---------

Cash flows from financing activities:
  Cash dividends paid                                  $ (63,601)  $ (72,538)
  Proceeds from issuance of indebtedness                 874,449     463,236
  Repayments of indebtedness                            (220,642)   (313,540)
  Proceeds from exercise of stock options, net             5,503       3,798
  Stock repurchases by Company and subsidiaries         (110,890)          -
  Preferred stock redemption by subsidiary                (5,000)          -
  Proceeds from sale of put options                            -       8,747
                                                       ---------   ---------

Net cash provided by financing activities              $ 479,819   $  89,703
                                                       ---------   ---------

Net increase in cash                                   $  68,659   $  14,569
Cash at beginning of period                                6,473           -
                                                       ---------   ---------
Cash at end of period                                  $  75,132   $  14,569
                                                       =========   =========

The Company considers cash to include currency on hand and demand deposits with banks.

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest, net of amounts capitalized               $  50,046   $  74,945
    Income taxes, net of (refunds) received            $  44,081   $    (448)

Supplemental schedule of noncash investing and
  financing activities:
    LYONs converted into common stock of the Company   $     124   $      26
    Exchangeable LYONs exchanged into common stock of
      CWM owned by the Company                         $      32   $       -
    Liabilities assumed in acquisitions of businesses  $ 207,204   $ 100,726
    Fair market value of Company stock issued for
      acquired businesses                              $   8,064   $       -

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

            ($000's omitted in all tables except per share amounts)



The financial statements included herein have been prepared by WMX Technologies, Inc. ("WMX" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial information included herein reflects, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year.

Certain amounts in previously issued financial statements have been restated to conform to 1994 classifications.


Income Taxes -

The following table sets forth the provision for income taxes for the three months ended March 31, 1993 and 1994:

                                    1993       1994
                                  ---------  ---------
      Currently payable           $ 84,760   $ 76,967
      Deferred                      42,510     49,241
      Amortization of deferred
       investment credit              (895)      (645)
                                  --------   --------
                                  $126,375   $125,563
                                  ========   ========


Changes in Accounting Principles -

Effective January 1, 1994, the Company adopted Statements of Financial Accounting Standards ("FAS") No. 112, Employers' Accounting for Postemployment Benefits, and No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FAS No. 112 and FAS No. 115 did not have a significant effect on earnings for the first quarter of 1994, nor are they expected to materially impact results of operations for the full year, since the Company's accounting prior to adoption was substantially in compliance with the new standards.


Business Combinations -

During 1993, the Company and its principal subsidiaries acquired 97 businesses for $551,901,000 in cash (net of cash acquired) and notes, 1,046,801 shares of the Company's common stock and 1,635,471 shares of common stock of Wheelabrator Technologies Inc. These acquisitions were accounted for as purchases.

The following summarizes the pro forma effect of businesses acquired and accounted for as purchases in 1993 as if they had been acquired as of January 1, 1993:

                                           Three Months Ended
                                             March 31, 1993
                                           -------------------

Revenue as reported                              $2,135,341
Revenue of 1993 purchased businesses
 for period prior to acquisition                    129,505
                                                 ----------

Pro forma revenue                                $2,264,846
                                                 ==========

Net income as reported                           $  199,285
Net income of 1993 purchased businesses
 for period prior to acquisition                      1,979
Adjustment for interest and goodwill
 amortization                                        (5,862)
                                                 ----------

Pro forma net income                             $  195,402
                                                 ==========

Earnings per share as reported                   $     0.41
Effect of purchased businesses prior to
 acquisition                                          (0.01)
                                                 ----------
Pro forma earnings per share                     $     0.40
                                                 ==========


During the three months ended March 31, 1994, the Company and its principal subsidiaries acquired 12 businesses (excluding minor acquisitions where consideration paid was less than one million dollars) for $86,591,000 in cash (net of cash acquired) and notes. These acquisitions were accounted for as purchases. The pro forma effect of the acquisitions made during 1994 is not material.


Debt -

During the first quarter of 1994, Waste Management International plc ("WM International") entered into interest rate swap agreements, interest rate collars, forward interest rate agreements, interest rate swap options and arrears swap agreements to reduce the impact of changes in interest rates on underlying borrowings. These agreements are contracts to exchange fixed and floating interest rate payments periodically over the term without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. In addition, the agreements are with major financial institutions which are expected to fully perform under the terms of the agreements, thereby further mitigating credit risk.

While WM International is exposed to market risk to the extent that receipts and payments under interest rate agreements are affected by market interest rates, such agreements are entered into primarily as a hedge against interest exposure on existing debt. Accordingly, differences paid or received under the agreements, as well as premium and gains or losses on early termination, are recognized as part of interest expense over the life of the agreements. At March 31, 1994, WM International had deferred gains of approximately $1.1 million related to interest rate agreements.

As of March 31, 1994, WM International had entered into interest rate agreements which effectively convert floating rate debt to fixed rate debt in notional amounts and with terms as follows:

Currency                       Notional Amount     Duration of Agreement
- - -----------------------------  ---------------  ---------------------------

 Sterling                      50,000,000       February 1994-February 1995

 Sterling                      20,000,000       February 1995-February 1999

 Deutsche Mark                 50,000,000       May 1994-May 1996

 Lira                          50,000,000,000   May 1994-May 1999

 Hong Kong Dollar              250,000,000      February 1994-February 1997


Environmental Liabilities -

The majority of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. While the Company is faced, in the normal course of business, with the need to expend funds for environmental protection and remediation, it does not expect such expenditures to have a material adverse effect on its financial condition or results of operations because its business is based upon compliance with environmental laws and regulations and its services are priced accordingly. Such costs may increase in the future as a result of legislation or regulation; however, the Company believes that in general it benefits from increased government regulation, which increases the demand for its services, and that it has the resources and experience to manage environmental risk.

As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the operating life of disposal sites as airspace is consumed. The Company also has established procedures to evaluate potential remedial liabilities at closed sites which it owns or operated or to which it transported waste, including 105 sites listed on the Superfund National Priority List ("NPL"). The majority of the situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could alter this expectation and necessitate the recording of additional liabilities which could be material. The impact of such future events cannot be estimated at the current time.

The Company has also filed several lawsuits against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. The carriers have denied coverage and are vigorously defending these claims. No amounts have been recognized in the financial statements for any potential insurance recoveries.


Stockholders' Equity -

During the first quarter of 1994, WMX sold put options on 4.3 million shares of its common stock. The put options give the holders the right at maturity to require the Company to repurchase shares of its common stock at specified prices, which range from $24.375 to $24.841 per share. The options mature in November 1994. The proceeds ($8,747,000) from the sale of put options were credited to additional paid-in capital. The amount the Company would be obligated to pay if all the put options were exercised has been reclassified to a temporary equity account. Subsequent to March 31, 1994, the Company sold an additional 4.7 million put options, maturing in July and August, 1994, at strike prices of $24.810 to $26.518.

During the first quarter of 1994, the Company established an Employee Stock Benefit Trust and sold 12.6 millon shares of treasury stock to the Trust in return for a 30-year, 7.33% note with interest payable quarterly and principal due at maturity. The Company has agreed to contribute to the Trust each quarter funds sufficient, when added to dividends on the shares held by the Trust, to pay interest on the note as well as principal outstanding at maturity. At the direction of an administrative committee comprised of Company officers, the trustee will use the shares or proceeds from the sale of shares to pay employee benefits, and to the extent of such payments by the Trust, the Company will forgive principal and interest on the note. The shares of common stock issued to the Trust are not considered to be outstanding in the computation of earnings per share until the shares are utilized to fund obligations for which the trust was established. As of March 31, 1994, the Trust had not paid any employee benefits.


Legal Matters -

See Part II of this Form 10-Q for a discussion of legal matters.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS:

CONSOLIDATED -
- - ------------

     For the three months ended March 31, 1994, WMX Technologies, Inc. and its subsidiaries ("WMX" or the "Company") had net income of $162,612,000 or $.34 per share, compared with $199,285,000 or $.41 per share in the same period in 1993. Revenue for the quarter was $2,284,067,000 versus $2,135,341,000 in the year earlier quarter.

     The Company provides comprehensive environmental, engineering and construction, industrial and related services through five principal subsidiaries, each of which operates in a relatively discrete portion of the
environmental services industry or geographic area.   Waste Management, Inc.
("WMI") provides integrated solid waste services and Chemical Waste Management, Inc. ("CWM") provides hazardous waste collection, transportation, treatment and disposal services in North America. Waste Management International plc ("WM International") provides these services, as well as trash-to-energy services, outside North America. Wheelabrator Technologies Inc. ("WTI") is involved in trash-to-energy and independent power projects, water and wastewater treatment, including biosolids management, and air-quality control, primarily in North America. Rust International Inc. ("Rust"), which was formed January 1, 1993, and is owned approximately 56% by CWM and 40% by WTI, serves the engineering, construction, environmental and infrastructure consulting, hazardous substance remediation and on-site industrial and related services markets in the United States and a number of foreign countries. Following is an analysis of operating results by principal subsidiary.

WMI -
- - ---

     WMI revenues by line of business for the first quarter of 1994 compared to the same quarter in 1993 are shown in the following table ($000's omitted):


                                              Percentage
                         1994        1993       Change
                      ----------  ----------  -----------

Residential           $  275,899  $  266,812         3.4%
Commercial               365,582     340,486         7.4
Roll-off and
 industrial              282,275     251,541        12.2
Disposal, transfer
 and other               251,748     254,660        (1.1)
                      ----------  ----------
     Total            $1,175,504  $1,113,499         5.6%
                      ==========  ==========        ====


     Disposal, transfer and other revenue in the first quarter of 1993 was increased by approximately $25 million as a result of several unusual events, primarily a contract to dispose of debris from Hurricane Andrew. Excluding these unusual items, disposal, transfer and other revenue increased 9.6% in 1994 compared to 1993, and total revenue increased 8.0%.

     The majority of the 1994 revenue growth related to volume increases. Pricing was flat to down slightly, and 1994 acquisitions offset the 1993 unusual items. First quarter volume was adversely impacted by severe winter weather over a large part of the country, but the improving economy does appear to be generating added volume. Volumes were strong in March and the strength has continued to date in the second quarter. Although the impact of pricing was flat to down year over year, pricing appears to have bottomed and may be trending up. WMI continues to focus on pricing on a customer-by-customer basis and to seek increases where appropriate.

     Operating margins were down slightly, to 19.4%, compared to 21.1% in the first quarter of 1993, but improved from the fourth quarter of 1993. Operating expenses increased to 69.1% of revenue from 67.0% in the first quarter of 1993, a result of weak pricing and some carry-over costs from the reorganization of WMI during the fourth quarter of 1993. Selling and administrative expenses declined from 11.9% of revenue in 1993 to 11.5%, a result of increased volumes absorbing fixed costs, administrative cost reduction programs, and increased productivity from the late 1992 investment in the sales and marketing organization.

CWM (CORE BUSINESS) -
- - -------------------

     Revenue for CWM's core business (excluding Rust) declined from $158,766,000 in the first quarter of 1993 to $146,336,000 in the first quarter of 1994. Severe weather in the northeast portion of the United States was the primary reason for this decline. Event business revenue (revenue from relatively large, typically non-recurring projects) declined 21% in the first quarter of 1994 compared to the same period in 1993, again primarily as a result of severe weather. Event business was 8% of revenue in the first quarter of 1994 versus 10% in the first quarter of 1993. The following table analyzes the revenue decline compared to the first quarter of 1993:

                                   Percentage Change
                                   -----------------

     Price                               (3.5)%
     Volume                              (8.3)
     Acquisitions                         4.0
                                         ----
          Total                          (7.8)%
                                         ====

     Operating expenses remained relatively constant as a percentage of revenue, as benefits of the fourth quarter 1993 restructuring were offset by additional costs incurred as a result of weather, such as added overtime, closed highways due to snow emergencies, and conditions that made outside work difficult and, at times, impossible. Selling and administrative expenses declined in real dollar terms but increased as a percentage of revenue, primarily due to the revenue decline which provided a lower base over which to spread the fixed portion of such costs.

     In the third quarter of 1993, CWM recorded a revaluation and restructuring charge of $550 million, including $381 million to write down assets, primarily incinerators, and $169 million for cash expenditures related to actions taken or to be taken as part of a program to reduce costs, improve efficiency and structure CWM to meet current market conditions. Of the amount provided for probable cash expenditures, CWM has spent $54 million through March 31, 1994, including $11.2 million related to personnel actions. CWM expects the balance, except for closure and post-closure costs, will be expended by the end of 1994. The full impact of the restructuring is expected to be a reduction of overhead, including depreciation and amortization, of approximately $60 million annually.

WTI -
- - ---

     Revenue for the three months ended March 31, 1994, increased 14.6% to $281,332,000, compared to $245,525,000 in the comparable 1993 period.

Approximately half of the revenue growth reflects the impact of water quality control businesses acquired during the last twelve months. The balance of the increase reflects the third quarter 1993 start of commercial operations at WTI's New York Organic Fertilizer Company biosolids pelletizer facility, construction revenues from the Lisbon, Connecticut trash-to-energy facility being built by WTI, and the growth of existing businesses. Harsh winter weather conditions in certain parts of the country during the first quarter of 1994 had a mixed impact on WTI's operations. Several trash-to-energy facilities benefited by selling power to utility customers at increased rates, while much of the biosolids land-spreading activity was delayed due to the weather. WTI's energy, water and air businesses represented approximately 53%, 33% and 14%, respectively, of first quarter 1994 revenue, compared to 55%, 28% and 17%, respectively, in the first quarter of 1993.

     Operating expenses were 69.5% of first quarter 1994 revenue, essentially unchanged from the first quarter 1993 level of 69.9%, as weather-related margin declines in the biosolids land-spreading operations were offset by the strong performance of the trash-to-energy facilities. Selling and administrative expenses declined to 9.1% of revenue during the 1994 first quarter, compared to 9.6% for the same period a year earlier, primarily as a result of integration of acquired companies into existing businesses and to continuing administrative cost containment activities.

WM INTERNATIONAL -
- - ----------------

     WM International is a United Kingdom corporation which prepares its financial statements in pounds sterling under accounting principles prevailing in the U. K. Such accounting principles differ in certain respects from those generally accepted in the United States ("U.S. GAAP"). The following discussion and analysis is prepared on the basis of U.S. GAAP financial statements with pounds sterling translated to U.S. dollars at the rates used to translate WM International financial statements for inclusion in the Company's consolidated financial statements (one pound = $1.4877 for the first quarter of 1993 and one pound = $1.4894 for the first quarter of 1994).

     Revenues were $381,307,000 for the quarter ended March 31, 1994, compared to $328,566,000 for the comparable quarter of 1993. Components of the change in revenue are shown in the following table:

                                   Percentage Change
                                   -----------------

     Price                                2.4%
     Volume                               9.6
     Acquisitions                         9.7
     Currency translation                (5.6)
                                         ----
          Total                          16.1%
                                         ====

     WM International's ability to implement price increases continues to be adversely affected by economic conditions, particularly in Europe. However, price increases were obtained in certain European countries, as well as in Argentina. Volumes were adversely impacted by severe weather in much of Europe during January and February, but returned to normal in March, and WM International expects continued improvement as the European economies improve. All of the WM International Italian landfills are now open, which should favorably impact volume for the balance of the year. First quarter 1994 revenue volume also increased as a result of construction activity on the SENT landfill in Hong Kong.

     A significant portion of WM International's revenue arises in currencies other than pounds sterling (its reporting currency) or U.S. dollars. As a result, currency movement has had and will continue to have an impact on reported revenue, expenses and net income.

     Income from operations was 14.0% of revenue for the three months ended March 31, 1994, compared to 13.1% for the comparable quarter in 1993. Operating expenses were 72.2% of 1994 revenue versus 72.5% in 1993, while selling and administrative expenses improved to 13.8% from 14.4% a year ago. The improvements result from an increased revenue base over which to spread the fixed portion of operating costs, integration of acquired businesses and continuing efforts to improve productivity in collection operations, and administrative cost reduction efforts.

RUST -
- - ----

     Rust is an engineering and construction company with two broad lines of business: engineering, construction and environmental and infrastructure consulting services and environmental remediation and other on-site industrial services. Through the first quarter of 1993, Rust also operated an asbestos abatement business. This business was transferred to NSC Corporation ("NSC") on May 3, 1993, in exchange for a 41% equity interest in NSC and NSC's interest in two industrial services businesses.

     Excluding the effect of the asbestos abatement business, Rust revenues increased 17.3% in the first quarter of 1994, compared to the same quarter of 1993. Revenue by business line is shown in the following table (000's omitted):

                                    1994      1993
                                  --------  --------
     Engineering, construction
      and consulting services     $205,350  $174,985
     Remediation and
      industrial services          180,790   154,173
     Asbestos abatement                  -    22,216
                                  --------  --------
           Total                  $386,140  $351,374
                                  ========  ========


     The increase in revenue for engineering, construction and consulting services resulted from acquisitions completed in the latter part of 1993 and in 1994. This impact was offset by volume declines of approximately $18 million, primarily related to severe weather in parts of the United States and customer delays on projects. Backlog in this business line at March 31, 1994, was $804 million, an increase of $85 million from December 31, 1993.

     Revenue in the remediation and industrial services business line increased due to acquisitions completed in the second half of 1993, offset by volume declines of $5.2 million due to work delays caused by severe winter weather. Backlog in this business line at March 31, 1994 was $669 million, an increase of $16 million from December 31, 1993.

     Intercompany revenue from Rust affiliates was 13.3% of the first quarter 1994 total, compared to 13.8% for the 1993 quarter.

     Gross margins declined to 17.5% of revenue in the first quarter of 1994, from 17.8% in the first quarter of 1993. The decline is primarily attributable to weather, which resulted in lower personnel productivity, as well as reduced volume over which to spread the fixed components of operating expenses. Selling and administrative expenses increased to 11.3% of revenue in the first quarter of 1994 from 10.3% in the first quarter of 1993. This increase is attributable to the lower volume, as well as higher selling and administrative expenses associated with acquired businesses until the acquired companies can be integrated into existing operations.

INTEREST -
- - --------

     The following table sets forth the components of consolidated interest, net, for the three-month periods ended March 31, 1993 and 1994 (000's omitted):

                              1994       1993
                            ---------  ---------

Interest expense            $109,431   $ 83,556
Interest income              (10,764)   (10,758)
Capitalized interest         (25,201)   (24,113)
                            --------   --------
   Interest expense, net    $ 73,466   $ 48,685
                            ========   ========


     Net interest expense for the first quarter 1994 increased compared to the first quarter 1993 primarily as a result of debt increases during 1993 to fund stock repurchase programs, acquisitions, capital expenditures and approximately $130 million paid to former stockholders of The Brand Companies, Inc. ("Brand") who elected to receive cash in connection with the 1993 merger of Brand into a wholly-owned subsidiary of Rust.

SUNDRY INCOME, NET -
- - ------------------

     Sundry income was exceptionally large during the first quarter of 1993 as a result of a gain realized by CWM on the sale of WTI shares held by CWM for investment.

INCOME TAXES -
- - ------------

     The Company's income tax rate increased during the first quarter of 1994 compared to the same quarter in 1993. The Omnibus Budget Reconciliation Act of 1993, which increased U.S. income tax rates for the Company and its subsidiaries, was partially responsible. Increased amortization of intangibles not deductible for tax purposes, particularly by CWM and Rust, also had the effect of increasing the tax rate. The Company's tax rate with respect to the earnings of WM International will vary, depending upon the tax rate in the country where the earnings originate and the amount of income taxable to the corporate U.S. stockholders under Subpart F.

CHANGES IN ACCOUNTING PRINCIPLES -
- - --------------------------------

     Effective January 1, 1994, the Company adopted Statements of Financial Accounting Standards ("FAS") No. 112, Employers' Accounting for Postemployment Benefits, and No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FAS No. 112 and FAS No. 115 did not have a significant effect on earnings for the first quarter of 1994, nor are they expected to materially impact results of operations for the full year, because the Company's accounting prior to their adoption was substantially in compliance with the new standards.

FINANCIAL CONDITION:
- - --------------------

LIQUIDITY AND CAPITAL RESOURCES -
- - -------------------------------

     The Company is in a service industry and has neither significant inventory nor seasonal variation in receivables. Therefore, cash flow from operating activities is used primarily for the purchase of property and equipment and the acquisition of businesses.

     The Company had working capital of $99,958,000 at December 31, 1993, and $102,356,000 at March 31, 1994. Accounts receivable increased $207,347,000, primarily as a result of amounts due from sales of assets and businesses by WMI as part of its strategic refocusing of its business.

     Long-term and short-term debt increased approximately $160 million from December 31, 1993, to March 31, 1994. Proceeds from the additional borrowings were used to fund acquisitions and capital expenditures. The Company believes that this increase relates to the timing of such expenditures and continues to anticipate generating positive cash flow for calendar 1994.

ACQUISITIONS, DIVESTITURES AND CAPITAL EXPENDITURES -
- - ---------------------------------------------------

     Capital expenditures, excluding property and equipment of purchased businesses, were $321,865,000 for the three months ended March 31, 1994, and $351,535,000 for the comparable quarter in 1993. In addition, the Company and its principal subsidiaries acquired 12 businesses for $86,591,000 in cash and notes during the first quarter of 1994. In the three months ended March 31, 1993, 29 businesses were acquired for $242,156,000 in cash and notes and 211,016 shares of common stock. See the Notes to Consolidated Financial Statements for a schedule showing the proforma effect of acquisitions.

     During the first quarter of 1994, WMI sold several businesses, including its Modulaire(R) mobile offices business. Revenue and net income from the businesses sold were not material to the consolidated financial statements.

CAPITAL STRUCTURE -
- - -----------------

     During the first quarter of 1994, WM International entered into interest rate swap agreements, interest rate collars, forward interest rate agreements, interest rate swap options and arrears swap agreements to effectively convert a portion of its debt from floating rate to fixed rate. The agreements are contracts to exchange fixed and floating interest rate payments periodically over the term without the exchange of the underlying notional amounts. See the Notes to Consolidated Financial Statements for additional information.

     The Boards of Directors of each of WMX, CWM and WTI have authorized their respective companies to repurchase shares of their own common stock in the open market or in privately negotiated transactions. The programs extend into 1994 in the case of CWM and 1996 in the case of WTI and WMX. No shares were repurchased by any of the companies during the first quarter of 1994; however, WMX sold put options on 4.3 million shares of its common stock during the quarter. The put options give the holders the right at maturity to require the Company to repurchase shares of its common stock at specified prices, which range from $24.375 to $24.841 per share. The options mature in November, 1994. The proceeds ($8,747,000) from the sale of the put options were credited to additional paid-in capital. See the Notes to Consolidated Financial Statements for additional information.

     Subsequent to March 31, 1994, WMX sold additional put options on 4.7 million shares with strike prices ranging from $24.810 to $26.518 per share. These options mature in July and August, 1994. Proceeds of $5,971,000 were credited to additional paid-in capital.

     During the first quarter of 1994, the Company formed an Employee Stock Benefit Trust and sold 12.6 million shares of treasury stock to the Trust in return for a 30-year, 7.33% note, with interest payable quarterly and principal due at maturity. At the direction of an administrative committee comprised of Company officers, the trustee will use the shares or proceeds from the sale of shares to pay employee benefits, and to the extent of such payments by the Trust, the Company will forgive principal and interest on the note.

                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.
         -----------------

     Some of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal or trash-to-energy facilities. As of March 31, 1994, CWM or its subsidiaries (other than Rust) were involved in three such proceedings, WTI or its subsidiaries were involved in two such proceedings and a subsidiary of Rust was involved in one such proceeding where it is believed that sanctions involved in each instance may exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time.

ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (a)  Exhibits.

          The exhibits to this report are listed in the Exhibit Index elsewhere herein.

     (b)  Reports on Form 8-K.

     The Company filed a report on Form 8-K dated February 8, 1994 reporting under Item 5 the issuance of news releases reporting its results of operations for the fourth quarter of 1993 and the year 1993 and information as to expected 1994 capital expenditures and cash flow and first quarter 1994 earnings.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             WMX TECHNOLOGIES, INC.



                                              /s/ JAMES E. KOENIG
                                    ---------------------------------------
                                    James E. Koenig - Senior Vice President
                                      and Chief Financial Officer



May 16, 1994

                             WMX TECHNOLOGIES, INC.

                                 EXHIBIT INDEX



               Number and Description of Exhibit*
               ---------------------------------

                2   None

                4   None

               10   None

               11   None

               12   Computation of Ratios of Earnings to Fixed Charges

               15   None

               18   None

               19   None

               22   None

               23   None

               24   None

               99   None



- - ----------------------------
* Exhibits not listed are inapplicable.