Form 10-Q
period 1994-06-30
WMX TECHNOLOGIES INC
filed 1994-08-12
CIK 104938

================================================================================
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO


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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (l) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                           YES  X             NO
                               ---               ---


   SHARES OF REGISTRANT'S COMMON STOCK, $1 PAR VALUE, ISSUED AND OUTSTANDING
                        AT JULY 31, 1994 -- 483,797,716



- --------------------------------------------------------------------------------
================================================================================

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----


                                                                      PAGE
                                                                      ----
PART I. Financial Information:


Consolidated balance sheets as of December 31, 1993 and
     June 30, 1994....................................................   3


Consolidated statements of income for the three-month and six-month
     periods ended June 30, 1993 and 1994.............................   5


Consolidated statements of stockholders' equity for the six-month
     periods ended June 30, 1993 and 1994.............................   6


Consolidated statements of cash flows for the six-month
     periods ended June 30, 1993 and 1994.............................   8


Notes to consolidated financial statements............................   9


Management's discussion and analysis of results of operations and financial condition..........................................  14


PART II.  Other Information...........................................  22


                                     ******

                         PART I. FINANCIAL INFORMATION

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                               ($000's omitted)

                                    ASSETS

                                                               December 31, 1993     June 30, 1994
                                                               -----------------     -------------
CURRENT ASSETS:
   Cash                                                           $         -         $    50,033
   Short-term investments                                             126,382              68,869
   Accounts receivable, less reserve of $63,146 in 1993
      and $63,936 in 1994                                           1,762,091           1,981,961
   Employee receivables                                                 9,670               9,662
   Parts and supplies                                                 148,022             151,287
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                           339,364             419,334
   Refundable income taxes                                             54,001                   -
   Prepaid expenses                                                   337,990             343,744
                                                                  -----------         -----------
         Total Current Assets                                     $ 2,777,520         $ 3,024,890
                                                                  -----------         -----------
PROPERTY AND EQUIPMENT, at cost:
   Land, primarily disposal sites                                 $ 3,625,412         $ 3,853,630
   Buildings                                                        1,223,139           1,288,704
   Vehicles and equipment                                           6,856,044           6,982,971
   Leasehold improvements                                             100,262              91,571
                                                                  -----------         -----------
                                                                  $11,804,857         $12,216,876
   Less - Accumulated depreciation and amortization                (3,035,398)         (3,285,497)
                                                                  -----------         -----------
         Total Property and Equipment, Net                        $ 8,769,459         $ 8,931,379
                                                                  -----------         -----------

OTHER ASSETS:
   Intangible assets relating to acquired businesses, net         $ 3,461,331         $ 3,683,690
   Funds held by trustees                                             116,949              90,570
   Sundry, including other investments                              1,139,217           1,198,997
                                                                  -----------         -----------
         Total Other Assets                                       $ 4,717,497         $ 4,973,257
                                                                  -----------         -----------
               Total Assets                                       $16,264,476         $16,929,526
                                                                  ===========         ===========

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    December 31, 1993    June 30, 1994
                                                                    -----------------    -------------
CURRENT LIABILITIES:
   Portion of long-term debt payable within one year                   $   754,491        $   750,525
   Accounts payable                                                        818,501            785,261
   Accrued expenses                                                        863,474            971,344
   Unearned revenue                                                        241,096            258,653
                                                                       -----------        -----------

               Total Current Liabilities                               $ 2,677,562        $ 2,765,783
                                                                       -----------        -----------


DEFERRED ITEMS:
   Income taxes                                                        $   448,706        $   565,908
   Investment credit                                                        27,006             25,721
   Other                                                                 1,457,607          1,425,950
                                                                       -----------        -----------

               Total Deferred Items                                    $ 1,933,319        $ 2,017,579
                                                                       -----------        -----------

LONG-TERM DEBT, less portion payable within one year                   $ 6,145,584        $ 6,187,798
                                                                       -----------        -----------

MINORITY INTEREST IN SUBSIDIARIES                                      $ 1,348,559        $ 1,487,636
                                                                       -----------        -----------

COMMITMENTS AND CONTINGENCIES                                          $                  $
                                                                       -----------        -----------

PUT OPTIONS                                                            $         -        $   226,591
                                                                       -----------        -----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $l par value (issuable in series); 50,000,000
      shares authorized; none outstanding during the periods           $         -        $         -
   Common stock, $l par value; 1,500,000,000 shares authorized;
      496,216,829 shares issued in 1993 and 496,320,716 in 1994            496,217            496,321
   Additional paid-in capital                                              668,470            371,611
   Cumulative translation adjustment                                      (245,587)          (177,775)
   Retained earnings                                                     3,693,108          3,911,854
                                                                       -----------        -----------
                                                                       $ 4,612,208        $ 4,602,011

   Less: Treasury stock; 12,763,884 shares in 1993, at cost                425,097                  -
         1988 Employee Stock Ownership Plan                                 27,659             23,694
         Employee Stock Benefit Trust (12,539,511 shares)                        -            334,178
                                                                       -----------        -----------

               Total Stockholders' Equity                              $ 4,159,452        $ 4,244,139
                                                                       -----------        -----------

                     Total Liabilities and Stockholders' Equity        $16,264,476        $16,929,526
                                                                       ===========        ===========

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

            FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30

                                  (Unaudited)

                    (000's omitted except per share amounts)



                                          Three Months                  Six Months
                                          Ended June 30                Ended June 30
                                     ------------------------     ---------------------------
                                        1993         1994            1993            1994
                                     -----------  -----------     -----------     -----------
REVENUE                              $2,290,582   $2,551,722      $4,425,923      $4,835,789
                                     ----------   ----------      ----------      ----------
  Operating expenses                 $1,579,851   $1,766,889      $3,058,931      $3,363,800
  Selling and administrative
   expenses                             278,784      297,692         542,894         584,626
  Goodwill amortization                  23,284       27,721          44,061          54,932
  Gains from stock transactions
   of subsidiaries                      (15,109)          --         (15,109)             --
  Interest expense                       75,556       78,271         134,999         162,501
  Interest income                       (10,955)      (5,643)        (21,713)        (16,407)
  Minority interest                      37,525       41,970          66,931          70,750
  Sundry income, net                    (32,516)     (12,787)        (64,893)        (30,197)
                                     ----------   ----------      ----------      ----------
  Income before income taxes         $  354,162   $  357,609      $  679,822      $  645,784
  Provision for income taxes            136,438      154,492         262,813         280,055
                                     ----------   ----------      ----------      ----------
NET INCOME FOR THE PERIOD            $  217,724   $  203,117      $  417,009      $  365,729
                                     ==========   ==========      ==========      ==========
AVERAGE SHARES AND EQUIVALENT
  SHARES OUTSTANDING                    484,446      483,915         487,176         483,878
                                     ==========   ==========      ==========      ==========
EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                   $     0.45   $     0.42      $     0.86      $     0.76
                                     ==========   ==========      ==========      ==========
DIVIDENDS DECLARED PER SHARE         $     0.15   $     0.15      $     0.28      $     0.30
                                     ==========   ==========      ==========      ==========

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1993

                                  (Unaudited)

                                ($000's omitted)


                                                                                                  1988
                                                                                                Employee
                                            Additional    Cumulative                             Stock
                                   Common     Paid-In    Translation    Retained    Treasury   Ownership
                                   Stock      Capital     Adjustment    Earnings      Stock       Plan
                                  --------  -----------  ------------  -----------  ---------  ----------
Balance, January 1, 1993          $496,203    $708,296     $(166,566)  $3,521,190   $204,490     $34,988
Net income for the period                -           -             -      417,009          -           -
Cash dividends                           -           -             -     (135,950)         -           -
Stock repurchase (8,443,400
 shares)                                 -           -             -            -    278,363           -
Stock issued upon exercise
 of stock options                       13      (4,581)            -            -    (10,035)          -
Treasury stock received in
 connection with exercise of
 stock options                           -           -             -            -        254           -
Contribution to 1988 Employee
 Stock Ownership Plan                    -           -             -            -          -      (3,650)
Treasury stock received as
 settlement for claims                   -           -             -            -      2,410           -
Stock issued upon conversion
 of Liquid Yield Option
 Notes                                   -      (3,529)            -            -     (6,075)          -
Stock issued for acquisitions            -      (1,022)            -            -     (7,253)          -
Tax benefit of non-qualified
 stock options exercised                 -       1,814             -            -          -           -
Transfer of equity interests
 among controlled subsidiaries           -     (24,815)            -            -          -           -
Cumulative translation adjust-
 ment of foreign currency
 statements                              -           -       (34,145)           -          -           -
                                  --------    --------     ---------   ----------   --------     -------

Balance, June 30, 1993            $496,216    $676,163     $(200,711)  $3,802,249   $462,154     $31,338
                                  ========    ========     =========   ==========   ========     =======

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1994

                                  (Unaudited)

                               ($000's omitted)


                                                                                                    1988
                                                                                                  Employee
                                             Additional    Cumulative                              Stock        Employee
                                    Common     Paid-In    Translation    Retained     Treasury   Ownership       Stock
                                    Stock      Capital     Adjustment    Earnings      Stock        Plan     Benefit Trust
                                   --------  -----------  ------------  -----------  ----------  ----------  --------------
Balance, January 1, 1994           $496,217   $ 668,470     $(245,587)  $3,693,108   $ 425,097     $27,659        $      -
Net income for the period                 -           -             -      365,729           -           -               -
Cash dividends                            -           -             -     (146,983)          -           -               -
Stock issued upon exercise
  of stock options                        -      (3,939)            -            -      (6,852)          -          (1,649)
Treasury stock received in
  connection with exercise of
  stock options                           -           -             -            -         247           -               -
Contribution to 1988 Employee
  Stock Ownership Plan                    -           -             -            -           -      (3,965)              -
Treasury stock received as
  settlement for claims                   -           -             -            -       1,356           -               -
Stock issued upon conversion
  of Liquid Yield Option
  Notes                                  30         423             -            -         (56)          -               -
Common stock issued for
  acquisitions                           74       1,799             -            -           -           -               -
Tax benefit of non-qualified
  stock options exercised                 -         950             -            -           -           -               -
Temporary equity related to
  put options                             -    (226,591)            -            -           -           -               -
Proceeds from sale of put
  options                                 -      14,718             -            -           -           -               -
Establish Employee Stock
  Benefit Trust (12,601,609
  shares)                                 -    (106,327)            -            -    (419,792)          -         313,465
Adjustment of Employee Stock
  Benefit Trust to market value           -      22,362             -            -           -           -          22,362
Transfer of equity interests
  among controlled subsidiaries           -        (254)            -            -           -           -               -
Cumulative translation adjust-
  ment of foreign currency
  statements                              -           -        67,812            -           -           -               -
                                   --------   ---------     ---------   ----------   ---------     -------        --------

Balance, June 30, 1994             $496,321   $ 371,611     $(177,775)  $3,911,854   $       -     $23,694        $334,178
                                   ========   =========     =========   ==========   =========     =======        ========

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                          Increase (Decrease) in Cash

                                  (Unaudited)

                                ($000's omitted)

                                                            1993         1994
                                                        ------------  ----------

Cash flows from operating activities:
 Net income for the period                              $   417,009   $ 365,729
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                           399,470     438,477
    Interest on Liquid Yield Option Notes (LYONs)            18,934      18,719
    Gain on sale of property and equipment, and
      of investments by subsidiary                           (9,259)     (7,375)
    Contribution to 1988 Employee Stock
    Ownership Plan                                            3,650       3,965
    Gains from stock transactions of subsidiaries           (15,109)          -

 Changes in assets and liabilities, net of effects
  of acquired companies:
    Receivables                                            (126,956)   (184,971)
    Other current assets                                      3,042     (22,788)
    Sundry other assets                                      (3,499)    (11,998)
    Accounts payable                                         24,546     (54,060)
    Accrued expenses and unearned revenue                  (155,186)     38,998
    Deferred income taxes and investment credit             115,998     129,421
    Deferred other items                                   (110,466)    (44,896)
    Minority interest in subsidiaries                        30,809     133,488
                                                        -----------   ---------

Net cash provided by operating activities               $   592,983   $ 802,709
                                                        -----------   ---------

Cash flows from investing activities:
 Short-term investments                                 $   (68,802)  $  57,778
 Capital expenditures                                      (771,444)   (651,232)
 Proceeds from sale of property and equipment, and
  of investments by subsidiary                               66,597     105,294
 Cost of acquisitions, net of cash acquired                (377,113)   (109,394)
 Other investments                                         (195,341)    (41,562)
 Purchase of Brand stock related to Rust merger            (129,524)          -
                                                        -----------   ---------

Net cash used for investing activities                  $(1,475,627)  $(639,116)
                                                        -----------   ---------

Cash flows from financing activities:
 Cash dividends                                         $  (135,950)  $(146,983)
 Proceeds from issuance of indebtedness                   1,932,038     920,962
 Repayments of indebtedness                                (563,383)   (907,522)
 Proceeds from exercise of stock options, net                 7,027       5,265
 Stock repurchases by Company and subsidiaries             (302,487)          -
 Preferred stock redemption by subsidiary                    (5,000)          -
 Proceeds from sale of put options                                -      14,718
                                                        -----------   ---------

Net cash provided by (used for) financing activities    $   932,245   $(113,560)
                                                        -----------   ---------

Net increase in cash                                    $    49,601   $  50,033
Cash at beginning of period                                   6,473           -
                                                        -----------   ---------
Cash at end of period                                   $    56,074   $  50,033
                                                        ===========   =========

The Company considers cash to include currency on hand and demand deposits with banks.

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest, net of amounts capitalized                  $   116,065   $ 143,782
  Income taxes, net of refunds received                 $   186,580   $  74,909
Supplemental schedule of noncash investing and
 financing activities:
  LYONs converted into common stock of the Company      $     2,546   $     509
  Exchangeable LYONs exchanged for common stock of
    CWM owned by the Company                            $        36   $       -
  Liabilities assumed in acquisitions of businesses     $   363,213   $ 145,296
  Fair market value of Company and subsidiary stock
    issued for acquired businesses                      $    11,835   $   4,773

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


Income Taxes -

The following table sets forth the provision for income taxes for the three months and six months ended June 30, 1993 and 1994:

                                Three Months             Six Months
                               Ended June 30            Ended June 30
                            --------------------  -------------------------
                              1993       1994       1993          1994
                            ---------  ---------  ---------  --------------
Currently payable           $ 76,361   $ 84,503   $161,121        $161,470
Deferred                      60,807     70,628    103,317         119,869
Amortization of deferred
  investment credit             (730)      (639)    (1,625)         (1,284)
                            --------   --------   --------        --------
                            $136,438   $154,492   $262,813        $280,055
                            ========   ========   ========        ========

Changes in Accounting Principles -

Effective January 1, 1994, the Company adopted Statements of Financial Accounting Standards ("FAS") No. 112, Employers' Accounting for Postemployment Benefits, and No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FAS No. 112 and FAS No. 115 did not have a significant effect on earnings for the first six months of 1994, nor are they expected to materially impact results of operations for the full year, since the Company's accounting prior to adoption was substantially in compliance with the new standards.


Business Combinations -

During 1993, the Company and its principal subsidiaries acquired 97 businesses for $551,901,000 in cash (net of cash acquired) and notes, 1,046,801 shares of the Company's common stock and 1,635,471 shares of common stock of Wheelabrator Technologies Inc. ("WTI"). These acquisitions were accounted for as purchases.

The following summarizes the pro forma effect of businesses acquired and accounted for as purchases in 1993 as if they had been acquired as of January 1, 1993:

                                                     Six Months Ended
                                                       June 30, 1993
                                                     -----------------

Revenue as reported                                        $4,425,923
Revenue of 1993 purchased businesses for
  period prior to acquisition                                 230,180
                                                           ----------

Pro forma revenue                                          $4,656,103
                                                           ==========

Net income as reported                                     $  417,009
Net income of 1993 purchased businesses for
  period prior to acquisition                                   2,995
Adjustment for interest and goodwill amortization              (9,604)
                                                           ----------

Pro forma net income                                       $  410,400
                                                           ==========

Earnings per share as reported                             $     0.86
Effect of purchased businesses prior to
  acquisition                                                   (0.02)
                                                           ----------
Pro forma earnings per share                               $     0.84
                                                           ==========


During the six months ended June 30, 1994, the Company and its principal subsidiaries acquired 26 businesses (excluding minor acquisitions where consideration paid was less than $1,000,000) for $109,394,000 in cash (net of cash acquired) and notes, 73,809 shares of the Company's common stock and 156,124 shares of common stock of WTI. These acquisitions were accounted for as purchases. The pro forma effect of the acquisitions made during 1994 is not material.


Derivative Financial Instruments -

From time to time, the Company uses derivatives to manage currency, interest rate and commodity risk. The portfolio of such instruments (which are held for purposes other than trading) at June 30, 1994, is set forth in the paragraphs which follow.

INTEREST RATE AGREEMENTS - Waste Management International plc ("WM International") has entered into interest rate swap agreements to reduce the impact of changes in interest rates on underlying borrowings. The agreements are contracts to exchange fixed and floating interest rate payments periodically over the term without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

While WM International is exposed to market risk to the extent that receipts and payments under interest rate agreements are affected by market interest rates, such agreements are entered into as a hedge against interest rate exposure on existing debt. Accordingly, differences paid or received under the agreements are recognized as part of interest expense over the life of the agreements. As of June 30, 1994, WM International has entered into interest rate agreements in notional amounts and with terms as follows:

                        Notional
      Currency           Amount     Duration of Agreement
- --------------------  -----------  -----------------------

Sterling               50 million  Feb. 1994 - Feb. 1995
Sterling               20 million  Feb. 1995 - Feb. 1999
Hong Kong dollar      250 million  Feb. 1994 - Feb. 1995
Hong Kong dollar      250 million  April 1994 - April 1997
Hong Kong dollar      250 million  Feb. 1995 - Feb. 1997
Australian dollars     25 million  Feb. 1994 - Feb. 1995
Australian dollars     20 million  March 1994 - March 1996

CURRENCY AGREEMENTS -   From time to time, the Company and certain of its
subsidiaries use foreign currency derivatives to mitigate the impact of translation on foreign earnings and income from foreign investees. Although the purpose for using such derivatives is to mitigate currency risk, they do not qualify for hedge accounting under generally accepted accounting principles and accordingly, must be adjusted to market value at the end of each accounting period. Gains and losses on currency derivatives to date have not been material.

As of June 30, 1994, the Company was party to the following average rate currency options expiring December 31, 1994 (all options settle at expiration):

                          Notional Amount            Currency
                                            ---------------------------
                             (in 000's)        Hedged        Against
                          ----------------  -------------  ------------
Collars, structured as
  offsetting puts and
  calls with different
  strike prices -
                                  141,500   Sterling       Dollar
                                  143,500   French Franc   Sterling
                                   68,727   Deutschemark   Sterling
                                    5,300   Deutschemark   Dollar
                                  210,000   Swedish Krona  Sterling
                               24,000,000   Lira           Sterling

Put option sold -              12,000,000   Lira           Deutschemark


In addition, WM International has sold deutschemarks forward for delivery at various dates in 1994 and 1995. Contracts covering DM 15 million represent hedges of foreign earnings against the sterling, while contracts for DM 24.71 million represent hedges against construction contracts payable in sterling and dollars. Gains or losses on the hedges against contractual obligations are deferred and will be recognized as part of the construction cost.


COMMODITY AGREEMENTS

The Company utilizes collars, calls and swaps to mitigate the risk of price fluctuations on the fuel used by its vehicles. Quantities hedged equate to committed fuel purchases or anticipated usage and accordingly, gains and losses are deferred and recognized as fuel is purchased. The following table summarizes the Company's positions in commodity derivatives as of June 30, 1994:

               Commodity               Quantity      Expiration
              -----------           ---------------  ----------

              Heating oil           65,000,000 gal.     1994
              Gas oil                   18,000 tons     1994
              Gas oil                   40,000 tons     1995
              Crude oil              3,000,000 bbls     1995
              Crude oil              1,800,000 bbls     1996
              Crude oil              1,350,000 bbls     1997
              Crude oil                200,000 bbls     1998
              Crude oil                100,000 bbls     1999


In addition, the Company has sold swaptions on 5,500,000 barrels of crude oil with maturities in 1996 through 1998. Such swaptions give the counterparty the option, at some future date, to enter into a swap which would require the Company to pay at the strike price set forth in the agreement in exchange for a floating crude oil reference price. Until exercised, such contracts do not qualify for hedge accounting under generally accepted accounting principles and accordingly, must be marked to market each accounting period. To date, gains and losses on such contracts have not been material.

The Company is exposed to credit loss in the event of non-performance by counterparties on interest rate, currency and commodity derivatives, but in all cases such counterparties are major financial institutions and the Company does not anticipate non-performance.


Debt -

In May 1994, the Company issued, at par, $150,000,000 of ten-year Step-Up Notes due April 30, 2004. The holders may elect to have the Step-Up Notes or any portion thereof repaid on April 30, 1997 at 100% of their principal amount together with accrued interest. The interest rate on the Step-Up Notes is 6.22% through April 29, 1997 and 8% thereafter. The Notes are not redeemable at the option of the Company prior to maturity.


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

The Company has also filed several lawsuits against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs
at a number of sites.   The carriers have denied coverage and are vigorously
defending these claims. No amounts have been recognized in the financial statements for potential insurance recoveries.


Stockholders' Equity -

During the first six months of 1994, WMX sold put options on 9.0 millon shares of its common stock. The put options give the holders the right at maturity to require the Company to repurchase shares of its common stock at specified prices, which range from $24.375 to $26.518 per share. The options mature in July, August and November 1994. The proceeds ($14,718,000) from the sale of put options were credited to additional paid-in capital. The amount the Company would be obligated to pay if all the put options were exercised has been reclassified to a temporary equity account. Subsequent to June 30, 1994, options on 4.7 million shares maturing in July and August expired unexercised, as the price of the Company's stock was in excess of the strike price. The remaining options have strike prices of $24.375 to $24.881 per share. In August 1994, WMX initiated a program to sell additional put options to replace those which expired in July and August. The new options will expire in February 1995 and are expected to have strike prices of approximately $29 per share.

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


Subsequent Event -

On July 28, 1994, the Company announced a proposal to acquire all of the outstanding shares of Chemical Waste Management, Inc. ("CWM") which it does not already own. Under the proposal, each holder of CWM shares (other than WMX) would receive .27 WMX shares for each share of CWM common stock held. The transaction is subject to the approval of both a committee of independent CWM directors and the holders of a majority of CWM's outstanding shares (other than shares held by WMX) voting at a stockholders' meeting.


Legal Matters -

See Part II of this Form 10-Q for a discussion of legal matters.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS:

Consolidated -
- ------------

     For the three months ended June 30, 1994, WMX Technologies, Inc. and its subsidiaries ("WMX" or the "Company") had net income of $203,117,000 or $.42 per share, compared with $217,724,000 or $.45 per share in the year earlier period. Revenue for the quarter was $2,551,722,000 versus $2,290,582,000 in the 1993 quarter. Second quarter 1993 net income included a gain of approximately $.02 per share relating to the issuance of shares by the Company's Rust International Inc. ("Rust") subsidiary.

     For the six months ended June 30, 1994, net income was $365,729,000 or $.76 per share, compared with $417,009,000 or $.86 per share in the period a year earlier. Revenue was $4,835,789,000 versus $4,425,923,000 in the six-month period in 1993. Excluding the gain on issuance of shares by Rust, earnings per share for the six months of 1993 would have been $.84.

     The Company provides comprehensive environmental, engineering and construction, industrial and related services through five principal subsidiaries, each of which operates in a relatively discrete industry or geographic area. Waste Management, Inc. ("WMI") provides integrated solid waste services and Chemical Waste Management, Inc. ("CWM") provides hazardous waste collection, transportation, treatment and disposal services in North America. Waste Management International plc ("WM International") provides these services, as well as trash-to-energy services, outside North America. Wheelabrator Technologies Inc. ("WTI") is involved in trash-to-energy and independent power projects, water and wastewater treatment (including biosolids management) and air quality control, primarily in North America. Rust, which was formed January 1, 1993, and is owned approximately 56% by CWM and 40% by WTI, serves the engineering, construction, environmental and infrastructure consulting, environmental remediation and on-site industrial and related services markets in the United States and a number of foreign countries. Following is an analysis of operating results by principal subsidiary.

WMI -
- ---

     WMI revenues by line of business for the second quarter and first six months of 1994 compared to the same periods in 1993 are shown in the following table ($000's omitted):

                                Three Months                        Six Months
                                Ended June 30                      Ended June 30
                      ---------------------------------  ---------------------------------
                         1994        1993     Increase      1994        1993     Increase
                      ----------  ----------  ---------  ----------  ----------  ---------
Residential           $  286,245  $  276,454     3.5%    $  562,144  $  543,266     3.5%
Commercial               377,952     350,165     7.9        743,534     690,651     7.7
Rolloff and
 industrial              317,392     282,151    12.5        599,667     533,692    12.4
Disposal, transfer
 and other               305,567     282,138     8.3        557,315     536,798     3.8
                      ----------  ----------             ----------  ----------
                      $1,287,156  $1,190,908     8.1%    $2,462,660  $2,304,407     6.9%
                      ==========  ==========    ====     ==========  ==========    ====

     1993 revenue for the periods was favorably impacted by a contract to dispose of debris from Hurricane Andrew, and revenue from the Modulaire(R) mobile office business that was sold at the end of the first quarter of 1994. These factors resulted in revenue of approximately $30 million in the second quarter and $55 million for the six months in 1993 that did not recur in 1994.

     Pricing was responsible for approximately 1% of the revenue growth for the three months ended June 30, 1994, and a nominal revenue increase for the six-month period, as compared to the corresponding periods in 1993. Volume increases accounted for approximately 7% revenue growth for both the quarter and the six months, while acquisitions approximately offset dispositions and the 1993 unusual items. WMI continues to focus on pricing on a customer by customer basis and to seek increases where appropriate. Pricing in the solid waste industry in North America appears to have bottomed and may be trending up.

     Operating margins in the second quarter of 1994 were down slightly, to 20.6%, compared to 21.6% in the second quarter of 1993, but were higher than the fourth quarter of 1993 and the first quarter of 1994. Operating expenses were 68.8% of second quarter 1994 revenue compared to 67.2% in the 1993 quarter, a result of weak pricing in the industry over the past 18 months. Selling and administrative expenses declined to 10.6% of revenue in the 1994 quarter compared to 11.3% in the 1993 quarter, a result of fixed costs being spread over increased volumes, administrative cost reduction programs, and increased productivity from the late 1992 investment in an expanded sales and marketing organization.

CWM (Core Business) -
- -------------------

     Revenue for CWM's core business (excluding Rust) increased in the 1994 periods compared to 1993, from $167,094,000 to $185,339,000 in the second quarter and from $325,860,000 to $331,675,000 for the six months. The 1994 second quarter benefitted significantly from the acceleration of low-level radioactive waste volumes received at CWM's Barnwell, South Carolina, disposal facility in anticipation of a state deadline which denies access to the Barnwell facility to customers outside an eight-state region in the southeastern United States (the "Southeast Compact") after June 30, 1994. South Carolina has previously adopted legislation which allows the Barnwell site to continue operating until December 31, 1995, to serve customers located within this region. However, the Barnwell disposal operations are not expected to contribute significantly to CWM's future operating results. In December 1993, the North Carolina Low Level Radioactive Waste Management Authority voted to select a site for development by CWM as a replacement regional disposal facility for the Southeast Compact. CWM is unable to predict when, if ever, its efforts to develop a replacement site will be successful.

     The remainder of CWM's core business experienced declining revenues and a shift to lower margin services in the second quarter of 1994 compared to the second quarter of 1993. Changes which have affected the hazardous waste industry, including the decline in off-site waste volumes from environmental cleanup projects, the lack of regulatory "drivers," the shift of special waste to subtitle D facilities, waste minimization and recycling, and overcapacity in the incineration market, continue to have a negative impact on CWM's revenue mix. Additionally, pricing in the business continues to be very competitive. These factors and the severe weather in the northeastern United States experienced in the first quarter of 1994 limited the core business revenue increase to $5.8 million or 1.8% in the first half of 1994 compared to the first half of 1993. Event business (generally large, non-recurring projects) revenue declined 25.0% in the second quarter of 1994 compared to the year earlier quarter, primarily as a result of the general decline in off-site disposal from environmental clean-ups. Event business was 8.7% of revenue in the 1994 second quarter, compared to 12.9% in the same quarter a year earlier. In the first six months of 1994, event business was 8.5% of revenue compared to 11.2% for the first six months of 1993. The following table analyzes core business revenue changes for the three- and six-month periods ended June 30, 1994, compared to 1993:


                           Three      Six
                           Months    Months
                          --------  --------
    Price                   (2.8%)    (3.2%)
    Volume                  11.7       2.0
    Purchased Business       2.0       3.0
                            ----      ----
                            10.9%      1.8%
                            ====      ====


    Operating expenses declined as a percentage of revenue in both the three-month and six-month periods of 1994 compared to 1993, a result of increased volume and the benefits of cost savings achieved from the 1993 restructuring discussed below. These benefits were partially offset, however, in the six-month period as a result of severe weather in the northeast portion of the United States during the first quarter, which delayed projects and hampered operations. Selling and administrative expenses declined on an absolute basis, as a result of the 1993 restructuring, and as a percentage of revenue, due to the higher revenue base, in both the second quarter and six-month periods of 1994 compared to 1993.

    In the third quarter of 1993, CWM recorded a revaluation and restructuring charge of $550 million, including $381 million to write down assets, primarily incinerators, and $169 million for probable cash expenditures related to a program to reduce costs, improve efficiency, and structure CWM to meet then current demand levels. Of the amount provided for probable cash expenditures, CWM has spent $60.1 million through June 30, 1994, including $16.8 million related to personnel actions. CWM expects the balance, except for closure and post-closure costs, to be expended by the end of 1994. In both the second quarter and first six months of 1994, the estimated annualized overhead reduction resulting from CWM's actions was approximately $60 million.

WTI -
- ---

    WTI revenue was $321,661,000 and $602,993,000 for the three-month and six-month periods ended June 30, 1994, respectively, in each case an increase of 15% over revenue for comparable 1993 periods. Approximately half of the revenue growth reflects the impact of water businesses acquired during the most recent twelve months, with the balance reflecting internal growth, including the third quarter 1993 commencement of commercial operations at the New York Organic Fertilizer Company ("NYOFCO") biosolids pelletizer facility, construction revenue from the Lisbon, Connecticut trash-to-energy facility being built by WTI, and the growth of existing businesses. WTI's energy, water and air businesses contributed 51%, 35% and 14%, respectively, of revenue during the second quarter of 1994, compared with 52%, 28% and 20% in the second quarter of 1993. Similarly, these businesses contributed 52%, 34% and 14%, respectively, of revenue for the six months ended June 30, 1994, compared to 53%, 29% and 18%, respectively, during the same period in 1993. 1994 revenue from the air business declined from 1993 levels due to completion in 1993 of certain contracts related to Phase I of the Clean Air Act Amendments of 1990.

    Operating expenses constituted 67.9% and 68.7% of revenue for the second quarter and first six months of 1994, respectively, compared with 69.2% and 69.5% of revenue in the corresponding 1993 periods. These reductions reflect improved operating performance at certain of WTI's energy facilities and the addition of the NYOFCO facility. In addition, second quarter 1994 margins were augmented by revenue associated with weather-delayed landspreading activities. Selling and administrative expenses declined as a percent of revenue to 9.2% for both the second quarter and first half of 1994, versus 9.7% and 9.6% of revenue for the comparable year earlier periods. The decline is primarily attributable to the integration of acquired businesses, to ongoing administrative cost containment activities, and to revenue growth in excess of associated selling and administrative cost increases.

WM International -
- ----------------

    WM International is a United Kingdom corporation which prepares its financial statements in pounds sterling under accounting principles prevailing in the U.K. Such accounting principles differ in certain respects from those generally accepted in the United States ("U.S. GAAP"). The following discussion and analysis is based on U.S. GAAP financial statements with pounds sterling translated to U.S. dollars at the rates used to translate WM International financial statements for inclusion in the Company's consolidated financial statements (one pound = $1.5042 in 1994 and one pound = $1.5101 in 1993).

    Revenues were $435,365,000 for the quarter ended June 30, 1994, versus $359,635,000 for the comparable quarter of 1993. For the six months ended June 30, revenues were $816,672,000 in 1994 compared to $688,201,000 in 1993.
Components of the change in revenue are shown in the following table:

                             Increase(Decrease) in 1994
                                  Compared to 1993
                            ----------------------------
                             Three Months    Six Months
                            --------------  ------------

    Price                        1.9%          1.9%
    Volume                      13.6          12.0
    Acquisitions                 8.1           9.0
    Currency translation        (2.6)         (4.2)
                                ----          ----

          Total                 21.0%         18.7%
                                ====          ====


    WM International's ability to implement price increases continues to be adversely affected by economic conditions, particularly in parts of Europe. However, price increases were obtained in certain European countries, as well as in Argentina. WM International should benefit from improved pricing as the European economies improve. 1994 revenue volume increased as a result of construction activity on the SENT Landfill in Hong Kong, but for the six months were adversely impacted by severe weather in much of Europe during the first quarter.

    A significant portion of WM International's revenue arises in currencies other than pounds sterling (its reporting currency) or U.S. dollars. As a result, foreign currency movement has had and will continue to have an impact on reported revenue, expenses and net income. Both the Company and WM International periodically engage in hedging transactions intended to mitigate currency translation risk. See Notes to Consolidated Financial Statements.

    Operating expenses were 72.0% of revenue in the second quarter of 1994 compared to 71.9% in the same quarter of 1993, and for the six months were 72.1% in 1994 versus 72.2% in 1993. Selling and administrative expenses improved to 13.3% of revenue for the second quarter compared to 13.9% for the same quarter in 1993, and 13.5% in 1994 for six months compared to 14.1% in 1993. The improvements result from an increased revenue base over which to spread the fixed portion of such costs, integration of acquired businesses, and continued efforts to improve productivity and reduce administrative costs.

Rust -
- ----

    Rust is an engineering and construction company with two broad lines of business: engineering, construction and environmental and infrastructure consulting services, and environmental remediation and other on-site industrial services. Through the first four months of 1993, Rust also operated an asbestos abatement business. This business was transferred to NSC Corporation ("NSC") on May 3, 1993, in exchange for a 41% equity interest in NSC and NSC's interest in two industrial services businesses.

    Excluding the effect of the asbestos abatement business, Rust revenues increased 10.5% for the second quarter and 13.7% for the six months of 1994 compared to the same periods in 1993. Revenue by business line is shown in the following table (000's omitted):

                                    Three Months         Six Months
                                   Ended June 30       Ended June 30
                                 ------------------  ------------------
                                   1994      1993      1994      1993
                                 --------  --------  --------  --------
Engineering, construction and
  consulting services            $241,436  $192,674  $446,786  $367,659
Remediation and
  industrial services             170,242   179,966   351,032   334,139
Asbestos abatement                      -     9,549         -    31,765
                                 --------  --------  --------  --------

     Total                       $411,678  $382,189  $797,818  $733,563
                                 ========  ========  ========  ========


     For engineering, construction and consulting services, the increase in revenue for the quarter and for the first six months of 1994 compared to 1993 was the result of acquisitions. This was offset by volume declines of $18 million in the first quarter of 1994, primarily related to severe weather in parts of the U.S. and customer delays on projects. Volume in the second quarter was relatively flat in 1994 compared to 1993. Backlog in this business line at June 30, 1994, was $1,057 million.

     The six-month 1994 increase in remediation and industrial services revenue over 1993 was the result of acquisitions, offset by volume declines of $5.2 million during the first quarter of 1994 due to severe weather, and $37.8 million in the second quarter of 1994, primarily due to scaffolding and industrial services customers' delay of scheduled plant maintenance. In addition, the expected award of several large federal remediation contracts has been delayed. Backlog in this business line at June 30, 1994, was $570 million.

     The combined backlog for the two business lines includes approximately $340 million of Total Environmental Restoration Contracts ("TERCS") awarded to Rust by the U.S. Army Corps of Engineers in 1993. There is no assurance that specific projects identified and performed by Rust pursuant to the TERCS will result in aggregate revenues of $340 million over the term of the contracts.

     Revenue from affiliated companies was 13.6% of Rust revenue for the first six months of 1994 compared to 15.3% for the first six months of 1993.

     Operating expenses were 82.5% of revenue for both the second quarter and first six months of 1994, compared to 81.7% in the second quarter and 82.0% for the first six months of 1993. The increases are partially attributable to the severe weather in the first quarter of 1994 and delayed projects, which resulted in less efficient utilization of personnel. Because a portion of operating expenses is fixed, as volumes decline, operating expenses increase as a percentage of revenue. In addition, 1994 has seen a shift in the revenue mix in favor of lower margin businesses.

     Selling and administrative expenses as a percentage of revenue were 10.7% for the second quarter and 11.0% for the first six months of 1994, compared to 9.9% and 10.1% in the corresponding periods of 1993. These increases are attributable to the revenue volume decline and increased acquisition activity in 1993 and early 1994. The level of selling and administrative expenses of acquired companies was higher than that of existing operations. Acquisitions tend to initially increase costs as a percentage of revenue, but the situation generally reverses as the acquired businesses are integrated into existing operations.

Interest -
- --------

     The following table sets forth the components of consolidated interest, net, for the three-month and six-month periods ended June 30, 1994 and 1993 (000's omitted):

                             Three Months           Six Months
                         --------------------  --------------------
                           1994       1993       1994       1993
                         ---------  ---------  ---------  ---------

Interest expense         $106,638   $103,088   $216,069   $186,644
Interest income            (5,643)   (10,955)   (16,407)   (21,713)
Capitalized interest      (28,367)   (27,532)   (53,568)   (51,645)
                         --------   --------   --------   --------

Interest expense, net    $ 72,628   $ 64,601   $146,094   $113,286
                         ========   ========   ========   ========


     Net interest expense for the second quarter and first six months of 1994 increased over the comparable periods in 1993 primarily as a result of debt increases during 1993 to fund stock repurchase programs, acquisitions, capital expenditures and approximately $130 million paid to former stockholders of The Brand Companies, Inc. ("Brand") who elected to receive cash in connection with the 1993 merger of Brand into a wholly-owned subsidiary of Rust.

Gains From Stock Transactions of Subsidiaries -
- ---------------------------------------------

     During the second quarter of 1993, CWM and WTI recognized a gain in connection with shares issued by Rust as part of the Brand merger.

Minority Interest -
- -----------------

     The increase in minority interest for the three-month and six-month periods ended June 30, 1994, compared to the corresponding 1993 periods results from increased earnings from the Company's less than wholly-owned subsidiaries, as well as a larger minority interest recorded by WM International as a result of higher earnings from operations in the U.K. and Hong Kong where there are minority shareholders.

Sundry Income, Net -
- ------------------

     Sundry income for the first six months of 1993 included a gain realized by CWM on the sale of WTI shares held by CWM for investment.

Income Taxes -
- ------------

     The Company's income tax rate has increased in 1994 compared to 1993 as a result of the Omnibus Budget Reconciliation Act of 1993, which increased U.S. income tax rates for the Company and its domestic subsidiaries. In addition, the gains recognized on the issuance of shares by Rust in the Brand merger in 1993 were non-taxable. The Company's tax rate with respect to the earnings of WM International also varies, depending upon the tax rate in the country where the earnings originate and the amount of income taxable to the corporate U.S. stockholders under Subpart F.

Derivative Financial Instruments -
- --------------------------------

     From time to time, the Company uses derivatives to manage currency, interest rate and commodity risk. Gains and losses on such instruments recognized in income to date have not been material. See Notes to Consolidated Financial Statements for further discussion of the use of and accounting for such instruments.

FINANCIAL CONDITION:

Liquidity and Capital Resources -
- -------------------------------

     The Company is in a service industry and has neither significant inventory nor seasonal variation in receivables. Therefore, cash flow from operating activities is used primarily for the purchase of property and equipment and the acquisition of businesses and, in 1993, to fund stock repurchase programs. The Company has placed emphasis on generating positive cash flow to reduce debt in 1994. The Company had working capital of $259,107,000 at June 30, 1994, compared to $99,958,000 at December 31, 1993.

     Long-term and short-term debt increased approximately $38 million from December 31, 1993, to June 30, 1994, but declined approximately $123 million in the second quarter of 1994, as a result of the Company's emphasis on improved cash flow from operations and proceeds from the sale of assets and businesses by WMI as part of its strategic refocusing of its business. The increase since December 31, 1993, resulted from translation of WM International debt due to the strengthening of the pound sterling against the U. S. dollar during that period.

Acquisitions, Divestitures and Capital Expenditures -
- ---------------------------------------------------

     Capital expenditures, excluding property and equipment of purchased businesses, were $651,232,000 for the six months ended June 30, 1994, and $771,444,000 for the comparable period in 1993. In addition, the Company and its principal subsidiaries acquired 26 businesses for $109,394,000 in cash and notes, 73,809 shares of WMX common stock and 156,124 shares of WTI common stock during the first six months of 1994. For the six months ended June 30, 1993, the Company and its principal subsidiaries acquired 57 businesses for $377,113,000 in cash and notes, 211,016 shares of WMX common stock, and 194,411 shares of WTI common stock. See Notes to Consolidated Financial Statements for a discussion of the proforma effect of acquisitions.

     During the first six months of 1994, WMI sold several businesses, including its Modulaire(R) mobile office business. Revenue and net income from businesses sold were not material to the consolidated financial statements.

Capital Structure -
- -----------------

     The Boards of Directors of each of WMX, CWM and WTI have authorized their respective companies to repurchase shares of their own common stock in the open market or in privately negotiated transactions. The programs extend to November 1994 in the case of CWM and into 1996 in the case of WMX and WTI. No shares were repurchased by any of the companies during the first six months of 1994. Subsequent to June 30, 1994, the Board of Directors of Rust approved a similar repurchase program, covering up to 500,000 Rust shares, which expires in August 1996.

     During the first six months of 1994, WMX sold put options on 9 million shares of its common stock. The put options give the holders the right at maturity to require the Company to repurchase its common stock at specified prices. Options on 4.7 million shares, with strike prices ranging from $24.810 to $26.518, expired unexercised subsequent to June 30, 1994, as the price of the Company's common stock was in excess of the strike price at maturity. The remaining options expire during November 1994 at strike prices ranging from $24.375 to $24.841 per share. In August 1994, WMX initiated a program to sell additional put options to replace those which expired in July and August. The new options will expire in February 1995 and are expected to have strike prices of approximately $29 per share.

     During the first six months of 1994, the Company formed an Employee Stock Benefit Trust and sold 12.6 million shares of treasury stock to the Trust in return for a thirty-year, 7.33% note with interest payable quarterly and principal due at maturity. At the direction of an administrative committee comprised of Company officers, the Trustee will use the shares or proceeds from the sale of shares to pay employee benefits, and to the extent of such payments by the Trust, the Company will forgive principal and interest on the note. See Notes to Consolidated Financial Statements for additional information.

SUBSEQUENT EVENT:

     On July 28, 1994, the Company announced a proposal to acquire all of the outstanding shares of CWM which it does not already own. Under the proposal, each holder of CWM shares (other than WMX) would receive .27 WMX shares for each share of CWM common stock held. The transaction is subject to the approval of both a committee of independent CWM directors and the holders of a majority of CWM's outstanding shares (other than shares held by WMX) voting at a stockholders' meeting.

                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.
         -----------------

     Some of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal or trash-to-energy facilities. As of June 30, 1994, CWM or its subsidiaries (other than Rust) were involved in three such proceedings, WTI or its subsidiaries were involved in two such proceedings and a subsidiary of Rust was involved in one such proceeding where it is believed that sanctions involved in each instance may exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time.

     After the end of the quarter, several purported class action lawsuits seeking injunctive relief and unspecified money damages were filed in the Chancery Court for New Castle County, Delaware against the Company, CWM and the individual directors of CWM in connection with a July 28, 1994, proposal by the Company to acquire all of the shares of CWM's common stock which the Company does not own (the "Company Proposal"). The Company Proposal contemplates a merger in which CWM's stockholders (other than the Company) would receive .27 of a Company share for each CWM share held, subject to the approval of both a committee consisting of CWM's independent directors and the holders of a majority of CWM's outstanding shares (other than shares held by the Company) voting at a stockholders' meeting. The lawsuits allege, among other things, that the defendants have breached their fiduciary duties to CWM's minority stockholders because the merger consideration contemplated by the Company Proposal is inadequate and unfair and no adequate means exists to ensure that the interests of such stockholders will be protected in respect of the Company Proposal. WMX believes that its actions and those of CWM and its Board of Directors in connection with the Company Proposal have been in accordance with Delaware law. Accordingly, the Company intends to contest these lawsuits vigorously.

ITEM 4.  Submission of Matter to Vote of Security Holders
         ------------------------------------------------

     At the Company's annual meeting of stockholders on May 13, 1994, a proposal to elect the nominees listed in the following table as directors of the Company was submitted to the vote of the Company's stockholders. The following table also shows the results of voting as to each nominee:

         Nominee              Votes For   Votes Withheld
         -------             -----------  --------------

     Dean L. Buntrock        395,784,172     3,779,105
     Howard H. Baker, Jr.    395,856,889     3,706,388
     Peter H. Huizenga       395,935,527     3,627,750
     Peer Pedersen           395,874,552     3,688,725

ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (a)  Exhibits.

          The exhibits to this report are listed in the Exhibit Index elsewhere herein.

     (b)  Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the quarter ended June 30, 1994.

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



August 12, 1994

                             WMX TECHNOLOGIES, INC.

                                 EXHIBIT INDEX



               Number and Description of Exhibit*
               ---------------------------------

               2    None

               4    None

               10   None

               11   None

               12   Computation of Ratios of Earnings to Fixed Charges

               15   None

               18   None

               19   None

               22   None

               23   None

               24   None

               99   None



- ----------------------------
* Exhibits not listed are inapplicable.