Form 10-Q
period 1994-09-30
WMX TECHNOLOGIES INC
filed 1994-11-14
CIK 104938

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


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


   SHARES OF REGISTRANT'S COMMON STOCK, $1 PAR VALUE, ISSUED AND OUTSTANDING
                       AT OCTOBER 31, 1994 -- 483,871,149



================================================================================

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----


                                                                      PAGE
                                                                      ----
PART I. Financial Information:


Consolidated balance sheets as of December 31, 1993, and
     September 30, 1994.............................................    3


Consolidated statements of income for the three-month and nine-month
     periods ended September 30, 1993 and 1994......................    5


Consolidated statements of stockholders' equity for the nine-month
     periods ended September 30, 1993 and 1994......................    6


Consolidated statements of cash flows for the nine-month
     periods ended September 30, 1993 and 1994......................    8


Notes to consolidated financial statements..........................    9


Management's discussion and analysis of results of operations
     and financial condition........................................   15


PART II.  Other Information.........................................   24


                                     ******

                         PART I. FINANCIAL INFORMATION

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                ($000's omitted)

                                     ASSETS


                                                            December 31, 1993   September 30, 1994
                                                            ------------------  -------------------

CURRENT ASSETS:
  Cash                                                            $         -          $   107,625
  Short-term investments                                              126,382               31,659
  Accounts receivable, less reserve of $63,146 in 1993
    and $63,936 in 1994                                             1,762,091            2,121,607
  Employee receivables                                                  9,670               10,952
  Parts and supplies                                                  148,022              158,188
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                          339,364              419,653
  Refundable income taxes                                              54,001                    -
  Prepaid expenses                                                    337,990              353,015
                                                                  -----------          -----------

     Total Current Assets                                         $ 2,777,520          $ 3,202,699
                                                                  -----------          -----------

PROPERTY AND EQUIPMENT, at cost:
  Land, primarily disposal sites                                  $ 3,625,412          $ 3,982,234
  Buildings                                                         1,223,139            1,345,373
  Vehicles and equipment                                            6,856,044            7,049,434
  Leasehold improvements                                              100,262               94,447
                                                                  -----------          -----------

                                                                  $11,804,857          $12,471,488

  Less - Accumulated depreciation and amortization                 (3,035,398)          (3,417,994)
                                                                  -----------          -----------

     Total Property and Equipment, Net                            $ 8,769,459          $ 9,053,494
                                                                  -----------          -----------

OTHER ASSETS:
  Intangible assets relating to acquired businesses, net          $ 3,461,331          $ 3,756,782
  Funds held by trustees                                              116,949               90,667
  Sundry, including other investments                               1,139,217            1,220,144
                                                                  -----------          -----------

     Total Other Assets                                           $ 4,717,497          $ 5,067,593
                                                                  -----------          -----------

          Total Assets                                            $16,264,476          $17,323,786
                                                                  ===========          ===========

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      December 31, 1993      September 30, 1994
                                                      -----------------      ------------------
CURRENT LIABILITIES:
 Portion of long-term debt payable within one year      $   754,491             $   732,075
 Accounts payable                                           818,501                 858,188
 Accrued expenses                                           863,474                 970,183
 Unearned revenue                                           241,096                 283,589
                                                        -----------             -----------

     Total Current Liabilities                          $ 2,677,562             $ 2,844,035
                                                        -----------             -----------


DEFERRED ITEMS:
 Income taxes                                           $   448,706             $   644,762
 Investment credit                                           27,006                  25,057
 Other                                                    1,457,607               1,378,514
                                                        -----------             -----------

     Total Deferred Items                               $ 1,933,319             $ 2,048,333
                                                        -----------             -----------


LONG-TERM DEBT, less portion payable within one year    $ 6,145,584             $ 6,221,908
                                                        -----------             -----------

MINORITY INTEREST IN SUBSIDIARIES                       $ 1,348,559             $ 1,542,596
                                                        -----------             -----------

COMMITMENTS AND CONTINGENCIES                           $                       $
                                                        -----------             -----------

PUT OPTIONS                                             $         -             $   240,151
                                                        -----------             -----------

STOCKHOLDERS' EQUITY:
 Preferred stock, $l par value (issuable in series);
  50,000,000 shares authorized; none outstanding
  during the periods                                    $         -             $         -
 Common stock, $l par value; 1,500,000,000 shares
  authorized; 496,216,829 shares issued in 1993
  and 496,326,907 in 1994                                   496,217                 496,327
 Additional paid-in capital                                 668,470                 397,227
 Cumulative translation adjustment                         (245,587)               (133,819)
 Retained earnings                                        3,693,108               4,050,290
                                                        -----------             -----------
                                                        $ 4,612,208             $ 4,810,025

 Less: Treasury stock; 12,763,884 shares in 1993,
    at cost                                                 425,097                       -
   1988 Employee Stock Ownership Plan                        27,659                  22,711
   Employee Stock Benefit Trust (12,486,603 shares)               -                 360,551
                                                        -----------             -----------

     Total Stockholders' Equity                         $ 4,159,452             $ 4,426,763
                                                        -----------             -----------

        Total Liabilities and Stockholders'
          Equity                                        $16,264,476             $17,323,786
                                                        ===========             ===========

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

         FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30

                                  (Unaudited)

                    (000's omitted except per share amounts)

                                           Three Months              Nine Months
                                        Ended September 30        Ended September 30
                                      -----------------------   -----------------------
                                         1993         1994         1993         1994
                                      ----------   ----------   ----------   ----------
REVENUE                               $2,322,745   $2,603,110   $6,748,668   $7,438,899
                                      ----------   ----------   ----------   ----------
   Operating expenses                 $1,610,071   $1,809,485   $4,669,002   $5,173,285
   Special charges                       550,000            -      550,000            -
   Goodwill amortization                  23,593       27,776       67,654       82,708
   Selling and administrative
     expenses                            286,589      293,175      829,483      877,801
   Gains from stock transactions
     of subsidiaries                           -            -      (15,109)           -
   Interest expense                       81,248       83,528      216,247      246,029
   Interest income                        (9,555)      (8,747)     (31,268)     (25,154)
   Minority interest                     (46,550)      41,885       20,381      112,635
   Sundry income, net                    (16,510)     (18,606)     (81,403)     (48,803)
                                      ----------   ----------   ----------   ----------
   Income (loss) before income
     taxes                            $ (156,141)  $  374,614   $  523,681   $1,020,398
   Provision (benefit) for income
     taxes                               (28,985)     161,729      233,828      441,784
                                      ----------   ----------   ----------   ----------
NET INCOME (LOSS)                     $ (127,156)  $  212,885   $  289,853   $  578,614
                                      ==========   ==========   ==========   ==========
AVERAGE SHARES AND EQUIVALENT
  SHARES OUTSTANDING                     482,920      484,162      485,911      483,985
                                      ==========   ==========   ==========   ==========
EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE             $    (0.26)  $     0.44   $     0.60   $     1.20
                                      ==========   ==========   ==========   ==========
DIVIDENDS DECLARED PER SHARE          $     0.15   $     0.15   $     0.43   $     0.45
                                      ==========   ==========   ==========   ==========

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1993

                                  (Unaudited)

                                ($000's omitted)

                                                                                                  1988
                                                                                                Employee
                                            Additional    Cumulative                             Stock
                                   Common     Paid-In    Translation    Retained    Treasury   Ownership
                                   Stock      Capital     Adjustment    Earnings      Stock       Plan
                                  --------  -----------  ------------  -----------  ---------  ----------
Balance, January 1, 1993          $496,203    $708,296     $(166,566)  $3,521,190   $204,490     $34,988
Net income for the period                -           -             -      289,853          -           -
Cash dividends                           -           -             -     (208,351)         -           -
Stock repurchase (8,443,400
 shares)                                 -           -             -            -    278,363           -
Stock issued upon exercise
 of stock options                       14      (5,370)            -            -    (11,804)          -
Treasury stock received in
 connection with exercise of
 stock options                           -           -             -            -        302           -
Contribution to 1988 Employee
 Stock Ownership Plan                    -           -             -            -          -      (5,474)
Treasury stock received as
 settlement for claims                   -           -             -            -      2,958           -
Stock issued upon conversion
 of Liquid Yield Option
 Notes                                   -      (4,396)            -            -     (7,596)          -
Stock issued for acquisitions            -      (2,922)            -            -    (16,487)          -
Tax benefit of non-qualified
 stock options exercised                 -       2,099             -            -          -           -
Transfer of equity interests
 among controlled subsidiaries           -     (26,105)            -            -          -           -
Cumulative translation adjust-
 ment of foreign currency
 statements                              -           -       (51,251)           -          -           -
                                  --------    --------   -----------   ----------   --------   ---------

Balance, September 30, 1993       $496,217    $671,602     $(217,817)  $3,602,692   $450,226     $29,514
                                  ========    ========   ===========   ==========   ========   =========

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1994

                                  (Unaudited)

                                ($000's omitted)

                                                                                                     1988
                                                                                                   Employee
                                               Additional    Cumulative                              Stock       Employee
                                     Common      Paid-In    Translation    Retained     Treasury   Ownership       Stock
                                     Stock       Capital     Adjustment    Earnings      Stock        Plan     Benefit Trust
                                   ----------  -----------  ------------  -----------  ----------  ----------  --------------
Balance, January 1, 1994            $496,217    $ 668,470     $(245,587)   $3,693,108   $ 425,097   $27,659        $     -
Net income for the period                 -            -             -        578,614          -         -               -
Cash dividends                            -            -             -       (217,676)         -         -               -
Dividends paid to Employee
  Stock Benefit Trust                     -         3,756            -         (3,756)         -         -               -
Stock issued upon exercise
  of stock options                        -        (4,729)           -             -       (7,406)       -           (3,164)
Treasury stock received in
  connection with exercise of
  stock options                           -            -             -             -          250        -               -
Contribution to 1988 Employee
  Stock Ownership Plan                    -            -             -             -           -     (4,948)             -
Treasury stock received as
  settlement for claims                   -            -             -             -        1,907        -               -
Stock issued upon conversion
  of Liquid Yield Option
  Notes                                   36          511            -             -          (56)       -               -
Common stock issued for
  acquisitions                            74        1,799            -             -           -         -               -
Tax benefit of non-qualified
  stock options exercised                 -         1,156            -             -           -         -               -
Temporary equity related to
  put options                             -      (240,151)           -             -           -         -               -
Proceeds from sale of put
  options                                 -        22,720            -             -           -         -               -
Establish Employee Stock
  Benefit Trust (12,601,609
  shares)                                 -      (106,327)           -             -     (419,792)       -          313,465
Adjustment of Employee Stock
  Benefit Trust to market value           -        50,250            -             -           -         -           50,250
Transfer of equity interests
  among controlled subsidiaries           -          (228)           -             -           -         -               -
Cumulative translation adjust-
  ment of foreign currency
  statements                              -            -        111,768            -           -         -               -
                                    --------    ---------     ---------    ----------   ---------   -------        --------

Balance, September 30, 1994         $496,327    $ 397,227     $(133,819)   $4,050,290   $      -    $22,711        $360,551
                                    ========    =========     =========    ==========   =========   =======        ========

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                          Increase (Decrease) in Cash

                                  (Unaudited)

                                ($000's omitted)

                                                              1993          1994
                                                          ------------  ------------
Cash flows from operating activities:
  Net income for the period                               $   289,853   $   578,614
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                            586,233       658,715
     Interest on Liquid Yield Option Notes (LYONs)             27,980        26,039
     Gain on sale of property and equipment, and of
      investments by subsidiary                               (10,110)      (11,276)
     Contribution to 1988 Employee Stock
      Ownership Plan                                            5,474         4,948
     Gains from stock transactions of subsidiaries            (15,109)            -
     Special charges, net of tax and minority interest        285,300             -

  Changes in assets and liabilities, net of effects
    of acquired companies:
     Receivables                                             (174,386)     (324,275)
     Other current assets                                    (128,520)      (64,738)
     Sundry other assets                                      (34,807)       (3,950)
     Accounts payable                                          14,321        14,991
     Accrued expenses and unearned revenue                    (78,553)       47,548
     Deferred income taxes and investment credit              203,851       211,921
     Deferred other items                                    (114,296)      (86,118)
     Minority interest in subsidiaries                         66,201       188,163
                                                          -----------   -----------

Net cash provided by operating activities                 $   923,432   $ 1,240,582
                                                          -----------   -----------

Cash flows from investing activities:
  Short-term investments                                  $   (17,919)  $    75,176
  Capital expenditures                                     (1,328,262)   (1,004,196)
  Proceeds from sale of property and equipment, and of
    investments by subsidiary                                  88,542       161,243
  Cost of acquisitions, net of cash acquired                 (489,764)     (135,274)
  Other investments                                          (188,897)      (71,404)
  Purchase of Brand stock related to Rust merger             (129,524)            -
                                                          -----------   -----------

Net cash used for investing activities                    $(2,065,824)  $  (974,455)
                                                          -----------   -----------

Cash flows from financing activities:
  Cash dividends                                          $  (208,351)  $  (217,676)
  Proceeds from issuance of indebtedness                    2,610,580     1,183,452
  Repayments of indebtedness                                 (872,763)   (1,152,363)
  Proceeds from exercise of stock options, net                  8,245         6,747
  Stock repurchases by Company and subsidiaries              (315,302)       (1,382)
  Preferred stock redemption by subsidiary                     (5,000)            -
  Proceeds from sale of put options                                 -        22,720
                                                          -----------   -----------

Net cash provided by (used for) financing activities      $ 1,217,409   $  (158,502)
                                                          -----------   -----------

Net increase in cash                                      $    75,017   $   107,625
Cash at beginning of period                                     6,473             -
                                                          -----------   -----------
Cash at end of period                                     $    81,490   $   107,625
                                                          ===========   ===========

The Company considers cash to include currency on hand and demand deposits with banks.

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest, net of amounts capitalized                  $   188,267   $   219,990
    Income taxes, net of refunds received                 $   219,302   $   149,915

Supplemental schedule of noncash investing and
  financing activities:
    LYONs converted into common stock of the Company      $     3,200   $       603
    Exchangeable LYONs exchanged for common stock
      of CWM owned by the Company                         $        36   $         -
    Liabilities assumed in acquisitions of businesses     $   517,434   $   194,780
    Fair market value of Company and subsidiary stock
      issued for acquired businesses                      $    47,329   $     4,773

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


Income Taxes -

The following table sets forth the provision for income taxes for the three months and nine months ended September 30, 1993 and 1994:

                                Three Months          Nine Months
                             Ended September 30   Ended September 30
                            --------------------  -------------------
                              1993       1994       1993       1994
                            ---------  ---------  ---------  --------
Currently payable           $ 56,883   $ 65,845   $218,004   $227,315
Deferred                     (84,781)    96,529     18,536    216,398
Amortization of deferred
 investment credit            (1,087)      (645)    (2,712)    (1,929)
                            --------   --------   --------   --------
                            $(28,985)  $161,729   $233,828   $441,784
                            ========   ========   ========   ========

Changes in Accounting Principles -

Effective January 1, 1994, the Company adopted Statements of Financial Accounting Standards ("FAS") No. 112, Employers' Accounting for Postemployment Benefits, and No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FAS No. 112 and FAS No. 115 did not have a significant effect on earnings for the first nine months of 1994, nor are they expected to materially impact results of operations for the full year, since the Company's accounting prior to adoption was substantially in compliance with the new standards.


Business Combinations -

During 1993, the Company and its principal subsidiaries acquired 97 businesses for $551,901,000 in cash (net of cash acquired) and notes, 1,046,801 shares of the Company's common stock and 1,635,471 shares of common stock of Wheelabrator Technologies Inc. ("WTI"). These acquisitions were accounted for as purchases.

During the nine months ended September 30, 1994, the Company and its principal subsidiaries acquired 37 businesses (excluding minor acquisitions where consideration paid was less than $1,000,000) for $135,274,000 in cash (net of cash acquired) and notes, 73,809 shares of the Company's common stock and 156,124 shares of common stock of WTI. These acquisitions were accounted for as purchases.

The following summarizes the pro forma effect of businesses acquired and accounted for as purchases in 1993 and 1994 as if they had been acquired as of January 1, 1993:

                                                       Nine Months Ended
                                                       September 30, 1993
                                                       ------------------

Revenue as reported                                         $6,748,668
Revenue of 1993 and 1994 purchased businesses
 for period prior to acquisition                               453,551
                                                            ----------

Pro forma revenue                                           $7,202,219
                                                            ==========

Net income as reported                                      $  289,853
Net income of 1993 and 1994 purchased businesses
 for period prior to acquisition                                 8,232
Adjustment for interest and goodwill amortization              (15,945)
                                                            ----------

Pro forma net income                                        $  282,140
                                                            ==========

Earnings per share as reported                              $     0.60
Effect of purchased businesses prior to
 acquisition                                                     (0.02)
                                                            ----------
Pro forma earnings per share                                $     0.58
                                                            ==========

The pro forma effect of the acquisitions made during 1994 is not material to the results of operations for the nine months ended September 30, 1994.


Derivative Financial Instruments -

From time to time, the Company uses derivatives to manage currency, interest rate and commodity risk. The portfolio of such instruments (which are held for purposes other than trading) at September 30, 1994 is set forth in the paragraphs which follow.

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

While WM International is exposed to market risk to the extent that receipts and payments under interest rate agreements are affected by market interest rates, such agreements are entered into as a hedge against interest rate exposure on existing debt. Accordingly, differences paid or received under the agreements are recognized as part of interest expense over the life of the agreements. As of September 30, 1994, WM International has entered into interest rate agreements in notional amounts and with terms as follows:


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

As of September 30, 1994, the Company was party to the following average rate currency options (all options settle at expiration):


                                                          Currency
                               Notional Amount   ---------------------------
                                  (in 000's)        Hedged        Against
                               ---------------   -------------  ------------
Collars, structured as
  offsetting puts and
  calls with different
  strike prices, expiring
  December 31, 1994 -
                                       141,500   Sterling       Dollar
                                       143,500   French Franc   Sterling
                                        68,727   Deutschemark   Sterling
                                         5,300   Deutschemark   Dollar
                                       210,000   Swedish Krona  Sterling
                                    24,000,000   Lira           Sterling
Collars, structured as
  offsetting puts and
  calls with different
  strike prices, covering
  the period January 1
  to December 31, 1995 -
                                        24,000   Deutschemark   Sterling
                                        40,000   French Franc   Sterling

Put option bought, expiring
  December 31, 1994                 12,000,000   Lira           Deutschemark


In addition, WM International has sold deutschemarks forward for delivery at various dates in 1994 and 1995. Contracts covering DM 7.5 million represent hedges of foreign earnings against the sterling, while contracts for DM 24 million represent hedges against construction contracts payable in dollars. Gains or losses on the hedges against contractual obligations are deferred and will be recognized as part of the construction cost.


COMMODITY AGREEMENTS

The Company utilizes collars, calls and swaps to mitigate the risk of price fluctuations on the fuel used by its vehicles. Quantities hedged equate to committed fuel purchases or anticipated usage and accordingly, gains and losses are deferred and recognized as fuel is purchased. The following table summarizes the Company's positions in commodity derivatives as of September 30, 1994:


        Commodity         Quantity      Expiration
       -----------    ---------------   ----------

       Heating oil    30,000,000 gal.        1994
       Heating oil    63,000,000 gal.        1995
       Gas oil        9,000 tons             1994
       Gas oil        40,000 tons            1995
       Crude oil      1,500,000 bbls         1995
       Crude oil      1,800,000 bbls         1996
       Crude oil      1,350,000 bbls         1997
       Crude oil      200,000 bbls           1998
       Crude oil      100,000 bbls           1999


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

As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the operating life of disposal sites as airspace is consumed. The Company also has established procedures to evaluate potential remedial liabilities at closed sites which it owns or operated or to which it transported waste, including 104 sites listed on the Superfund National Priority List ("NPL"). The majority of the situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

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


Stockholders' Equity -

During the first nine months of 1994, WMX sold put options on 13.7 million shares of its common stock. The put options give the holders the right at maturity to require the Company to repurchase shares of its common stock at specified prices. Options on 4.7 million shares maturing in July and August expired unexercised, as the price of the Company's stock was in excess of the strike price at maturity. Of the options outstanding, 4.3 million expire in November 1994 at strike prices ranging from $24.375 to $24.841 per share, and
4.7 million expire in February 1995 at strike prices ranging from $28.321 to $29.375. Proceeds of $22,720,000 received from the sale of put options were credited to additional paid-in capital. The amount the Company would be obligated to pay if all the put options were exercised has been reclassified to a temporary equity account. WMX sold additional put options in November to replace those which expired.

During 1994, the Company established an Employee Stock Benefit Trust and sold
12.6 million shares of treasury stock to the Trust in return for a 30-year, 7.33% note with interest payable quarterly and principal due at maturity. The Company has agreed to contribute to the Trust each quarter funds sufficient, when added to dividends on the shares held by the Trust, to pay interest on the note as well as principal outstanding at maturity. At the direction of an administrative committee comprised of Company officers, the trustee will use the shares or proceeds from the sale of shares to pay employee benefits, and to the extent of such payments by the Trust, the Company will forgive principal and interest on the note. The shares of common stock issued to the Trust are not considered to be outstanding in the computation of earnings per share until the shares are utilized to fund obligations for which the trust was established.


Subsequent Event -

On July 28, 1994, the Company made a proposal to acquire all of the approximately 44.9 million outstanding shares of CWM which it does not already own in a transaction whereby WMX would have exchanged .27 shares of its stock for each publicly held CWM share. WMX already owns 78.6% of the outstanding CWM shares.

On October 14, 1994, following negotiations with a special committee of CWM independent directors, WMX agreed to a revised proposal, in which the public stockholders of CWM will receive a WMX convertible subordinated note, described more fully below. The terms of the revised proposal were approved unanimously by the special committee of CWM independent directors and by the Boards of Directors of both WMX and CWM. The transaction, which will be taxable under the revised terms, remains subject to the approval of the holders of a majority of the outstanding CWM shares (other than those held by WMX) voting at a special meeting of CWM stockholders expected to be held in January 1995.

The new terms provide for the CWM stockholders to receive a convertible subordinated WMX note due 2005, with a principal amount at maturity of $1,000, for every 81.1 CWM shares held. The notes will be subordinated to all existing and future indebtedness of WMX. Each note will bear cash interest from the date the merger is consummated at the rate of two percent per annum of the $1,000 principal amount at maturity, payable semi-annually. The difference between the principal amount at maturity of $1,000, and the $717.80 stated issue price of each note represents the stated discount which, together with the cash interest payable on the notes, will accrue at a rate of 5.75 percent per annum (determined on a semi-annual bond equivalent basis) for purposes of determining the prices at which WMX may purchase or redeem notes, as described below. At the option of the holder, each note will be purchased for cash by WMX on March 15, 1998, and March 15, 2000, at prices of $790.24 and $843.35, respectively, which represent the stated issue price plus accrued stated discount to those dates. Accrued unpaid interest to those dates will also be paid. The notes will be redeemable by WMX after March 15, 2000 (but not before) for cash, at the stated issue price plus accrued stated discount and accrued but unpaid interest through the date of redemption.

In addition, each note will be convertible at any time prior to maturity, unless previously purchased or redeemed by WMX, into a number of shares of WMX common stock to be determined by dividing the stated issue price per note by the average New York Stock Exchange closing price of WMX common stock during the ten trading days immediately preceding the special meeting of CWM stockholders to be held to consider the merger. The conversion rate will be not less than 21.90 shares nor more than 26.76 shares per note. Upon any such conversion, WMX will have the option of paying cash equal to the market value of the WMX shares which would otherwise be issuable.


Legal Matters -

See Part II of this Form 10-Q for a discussion of legal matters.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS:

Consolidated -
- ------------

     WMX Technologies, Inc. and its subsidiaries ("WMX" or the "Company") had net income of $212,885,000 or $.44 per share for the three months ended September 30, 1994, compared with a net loss of $127,156,000 or $.26 per share in the same period of 1993. Revenue in the third quarter of 1994 was $2,603,110,000 versus $2,322,745,000 in the year earlier quarter.

     Third quarter 1993 results included the Company's share of a special charge recorded by its Chemical Waste Management, Inc. ("CWM") subsidiary, which reduced net income by approximately $285 million or $.59 per share, and a provision for a retroactive increase in U.S. income taxes of $24 million or $.05 per share. Excluding these items, 1993 third quarter net income would have been $181,244,000 or $.38 per share.

     For the nine months ended September 30, 1994, net income was $578,614,000 or $1.20 per share, compared with $289,853,000 or $.60 per share a year earlier. Revenue rose to $7,438,899,000 from $6,748,668,000 in the same period in 1993. Results for the nine-month period in 1993 included a gain of approximately $.02 per share relating to the issuance of shares by the Company's Rust International Inc. ("Rust") subsidiary, in addition to the charges discussed above. Excluding all special items, earnings per share for the nine months ended September 30, 1993, would have been $1.20.

     The Company provides comprehensive environmental, engineering and construction, industrial and related services through five principal subsidiaries, each of which operates in a relatively discrete industry or geographic area. Waste Management, Inc. ("WMI") provides integrated solid waste services and CWM provides hazardous waste collection, transportation, treatment and disposal services in North America. Waste Management International plc ("WM International") provides these services, as well as trash-to-energy services, outside North America. Wheelabrator Technologies Inc. ("WTI") is involved in trash-to-energy and independent power projects, water and wastewater treatment (including biosolids management) and air quality control, primarily in North America. Rust, which was formed January 1, 1993, and is owned approximately 56% by CWM and 40% by WTI, serves the engineering, construction, environmental and infrastructure consulting, environmental remediation and on-site industrial and related services markets in the United States and a number of foreign countries. Following is an analysis of operating results by principal subsidiary.


WMI -
- ---

     WMI revenue by line of business for the third quarter and first nine months of 1994 compared to the same periods in 1993 are shown in the following table ($000's omitted):

                                 Three Months                        Nine Months
                              Ended September 30                  Ended September 30
                      -----------------------------------  ---------------------------------
                         1994         1993      Increase      1994        1993     Increase
                      ----------  ------------  ---------  ----------  ----------  ---------

Residential           $  290,829    $  276,731       5.1%  $  852,973  $  819,997       4.0%
Commercial               385,959       353,354       9.2    1,129,493   1,044,005       8.2
Rolloff and
 industrial              324,564       289,907      12.0      924,231     823,599      12.2
Disposal, transfer
 and other               332,643       284,145      17.1      889,958     820,943       8.4
                      ----------    ----------             ----------  ----------
                      $1,333,995    $1,204,137      10.8%  $3,796,655  $3,508,544       8.2%
                      ==========    ==========      ====   ==========  ==========      ====

     Price increases were responsible for approximately 2.5-3.0% of the revenue growth for the three months ended September 30, 1994, and approximately 1% for the nine-month period, as compared to the corresponding periods in 1993. WMI continues to focus on pricing on a customer-by-customer basis and to seek increases when and where appropriate. Pricing in the commercial, rolloff and industrial lines appears to be firming, while residential work remains extremely competitive and disposal pricing varies by region. Higher prices for recyclable commodities also helped 1994 results. Volume increases accounted for 8.5-9.0% of the revenue growth for the quarter, and a slightly lower percentage for the nine months. Revenue related to dispositions exceeded that from acquisitions by 0.5-1.0% in the third quarter of 1994 compared to 1993, and the revenue impact of these two factors for the nine months is approximately equal.

     Operating margins in the third quarter of 1994 improved slightly, to 21.5%, compared to 21.3% in the third quarter of 1993. Margin improvement resulted from stronger pricing, increased volume, operating efficiencies, and the ability to spread selling and administrative expenses over a larger revenue base.


CWM (Core Business) -
- -------------------

     Revenue for CWM's core business (excluding Rust) decreased $19.7 million or 11.6% in the three months ended September 30, 1994, compared to the same period in 1993, reflecting the continuing impact of changes which have affected the hazardous waste industry, including the decline in off-site waste volumes from environmental cleanup projects, the lack of regulatory "drivers", the shift of special wastes to Subtitle D facilities, waste minimization and recycling, and overcapacity in the incineration markets. Third quarter 1994 core business revenue was also impacted by substantially reduced low-level radioactive waste volumes received at CWM's Barnwell, South Carolina disposal facility, which was restricted by the state of South Carolina to customers within an eight-state region in the southeastern United States (the "Southeast Compact") after June 30, 1994. Price increases for low-level radioactive waste disposal effective July 1, 1994, more than offset price declines during the third quarter of 1994 in the remainder of CWM's core business.

     Core business revenue declined $13.9 million in the first nine months of 1994 compared to the same period in 1993. The more modest decline in the nine-month period, compared to the third quarter, results from the strong second quarter disposal volume at the Barnwell facility from customers outside the Southeast Compact whose access to the facility ended June 30, 1994. South Carolina earlier adopted legislation which allows the Barnwell site to continue operating until December 31, 1995, to serve customers located within this region. The North Carolina Low Level Radioactive Waste Management Authority has voted to select a site in that state for development by CWM as a replacement regional disposal facility for the Southeast Compact, but CWM is unable to predict when, if ever, its efforts to develop a replacement site will be successful.

     Event business (generally large, non-recurring projects) was 9.0% of core business revenue in the 1994 third quarter and 8.6% for the first nine months, compared to 10.2% and 14.2% for the same periods in 1993. The decline in event business is due to a continuing decline in off-site disposal from environmental cleanups.

     The following table analyzes core business revenue changes for the three-month and nine-month periods ended September 30, 1994, compared to 1993:

                         Increase (Decrease) in 1994
                              Compared to 1993
                        -----------------------------
                         Three Months    Nine Months
                        --------------  -------------

Price                         4.2 %           (.6)%
Purchased businesses          2.1             2.7
Volume                      (17.9)           (4.9)
                            -----           -----

     Total                  (11.6)%          (2.8)%
                            =====           =====

     Operating expenses declined as a percentage of revenue in both the three-month and nine-month periods of 1994 compared to 1993, a result of cost savings achieved from the 1993 restructuring discussed below. These benefits were partially offset, however, in the nine-month period as a result of severe weather in the northeast portion of the United States during the first quarter, which delayed projects and hampered operations. CWM has also experienced a shift toward lower margin revenue in 1994. Selling and administrative expenses declined on an absolute dollar basis, as a result of the 1993 restructuring, in both the third quarter and nine-month periods of 1994 compared to 1993.

     In the third quarter of 1993, CWM recorded a revaluation and restructuring charge of $550 million, including $381 million to write down assets, primarily incinerators, and $169 million for cash expenditures related to a program to reduce costs, improve efficiency, and structure CWM to meet then current demand levels. Of the amount provided for cash expenditures, CWM has spent $84.1 million through September 30, 1994, including $23.1 million related to personnel actions. CWM expects the balance, except for closure and post-closure costs, to be expended by the end of 1994. Based upon results for the third quarter and first nine months of 1994, the Company continues to believe that the full impact of the restructuring will reduce overhead, including depreciation and amortization, by approximately $60 million annually.


WTI -
- ---

     WTI revenue was $334,707,000 and $937,700,000 for the three-month and nine-month periods ended September 30, 1994, respectively, which represent increases of 17.9% and 15.9%, respectively, over revenue for the comparable 1993 periods. Approximately 40% of the revenue growth reflects the impact of water businesses acquired during the last twelve months with the balance attributable to internal growth, including the third quarter 1993 commencement of commercial operations at the New York Organic Fertilizer Company ("NYOFCO") biosolids pelletizer facility, construction revenue from the Lisbon, Connecticut trash-to-energy facility being built by WTI, and the third quarter 1994 commencement of commercial operations at WTI's Falls Township trash-to-energy facility near Philadelphia and the wood waste, scrap tire and landfill gas-fired Ridge Generating Station in Polk County, Florida. WTI's energy, water and air businesses represented approximately 54%, 34% and 12%, respectively, of revenue during the quarter ended September 30, 1994, compared with 52%, 31% and 17%, respectively, in the third quarter of 1993. These businesses contributed approximately 53%, 34% and 13%, respectively, of year-to-date revenue at September 30, 1994, compared with 53%, 29% and 18%, respectively, during the same period in 1993. Current year air business declined from 1993 levels due to the completion in 1993 of certain contracts related to Phase I of the Clean Air Act Amendments of 1990 and delays in discretionary spending by industrial customers.

     Operating expenses constituted 68.3% and 68.5% of revenue for the third quarter and first nine months of 1994, respectively, compared with 68.6% and 69.2% of revenue in the corresponding 1993 periods. These reductions reflect improved operating performance at certain of WTI's energy facilities and the addition of the NYOFCO facility. Selling and administrative expenses decreased as a percentage of revenue to 9.0% and 9.1%, respectively, for the quarter and nine months of 1994 versus 9.3% and 9.5% of revenue for the comparable year-earlier periods. The decline is primarily attributable to the integration of acquired companies into existing businesses, to ongoing administrative cost containment activities, and to revenue growth providing a larger base over which to spread the fixed portion of such costs.


WM International -
- ----------------

     WM International is a United Kingdom corporation which prepares its financial statements in pounds sterling under accounting principles prevailing in the U.K. Such accounting principles differ in certain respects from those generally accepted in the United States ("US GAAP"). The following discussion and analysis is based on US GAAP financial statements with pounds sterling translated to U.S. dollars at the rates used to translate WM International financial statements for inclusion in the Company's consolidated financial statements (one pound = $1.5181 in 1994 and one pound = $1.5042 in 1993).

     Revenues were $446,024,000 for the quarter ended September 30, 1994, versus $351,011,000 for the comparable quarter of 1993. For the nine months ended September 30, revenues were $1,262,696,000 in 1994 compared with $1,039,212,000 in 1993. Components of the change in revenue are shown in the following table:

                         Increase (Decrease) in 1994
                              Compared to 1993
                        -----------------------------
                         Three Months    Nine Months
                        --------------  -------------

Price                         2.2%           2.0%
Volume                       10.2           11.9
Acquisitions                 10.3            8.8
Currency translation          4.4           (1.2)
                             ----           ----

      Total                  27.1%          21.5%
                             ====           ====

     WM International's ability to implement price increases continues to be adversely affected by economic conditions, particularly in parts of Europe. However, price increases were obtained in certain European countries, as well as in Argentina. WM International should benefit from improved pricing as additional European economies improve. 1994 revenue volume increased as a result of construction activity on the SENT Landfill in Hong Kong, but for the nine months was adversely impacted by severe weather in much of Europe during the first quarter.

     A significant portion of WM International's revenue arises in currencies other than pounds sterling (its reporting currency) or U.S. dollars. As a result, foreign currency movement has had, and will continue to have, an impact on reported revenue, expenses and net income. Both the Company and WM International periodically engage in hedging transactions intended to mitigate currency translation risk. See Notes to Consolidated Financial Statements.

     Operating expenses were 73.3% of revenue in the third quarter of 1994 compared to 70.0% in the same quarter of 1993, and for the nine months were 72.5% in 1994 versus 71.5% in 1993. The resulting decline in operating margin was caused primarily by highly competitive pricing in Italy and France and higher labor costs in Italy. Selling and administrative expenses improved to 13.3% of revenue for the third quarter of 1994 compared to 14.3% in the same quarter of 1993, and 13.4% for the nine months of 1994 compared to 14.2% in 1993. The improvements result from an increased revenue base over which to spread the fixed portion of such costs, integration of acquired businesses, and continued focus on improved productivity and reduced administrative costs.

Rust -
- ----

     Rust is an engineering and construction company with two broad lines of business: engineering, construction and environmental and infrastructure consulting services, and environmental remediation and other on-site industrial services. Through the first four months of 1993, Rust also operated an asbestos abatement business. This business was transferred to NSC Corporation ("NSC") on May 3, 1993, in exchange for a 41% (since reduced to 40%) equity interest in NSC and NSC's interest in two industrial services businesses.

  Excluding the effect of the asbestos abatement business, revenues increased 13.5% for the third quarter and 13.6% for the first nine months of 1994 compared to the same periods in 1993. Revenue by business line is shown in the following table ($000's omitted):

                                    Three Months          Nine Months
                                 Ended September 30    Ended September 30
                                 ------------------  ----------------------
                                   1994      1993       1994        1993
                                 --------  --------  ----------  ----------
Engineering, construction and
 consulting services             $260,827  $205,601  $  707,612  $  573,260
Remediation and
 industrial services              182,173   184,737     533,206     518,876
Asbestos abatement                      -         -           -      31,765
                                 --------  --------  ----------  ----------
     Total                       $443,000  $390,338  $1,240,818  $1,123,901
                                 ========  ========  ==========  ==========

     The increase in engineering, construction and consulting services revenue for the first nine months of 1994 compared to 1993 was primarily the result of acquisitions completed in the most recent twelve-month period. In addition, there were net increases in revenue of existing businesses in 1994 of $29.1 million in the third quarter, primarily the result of work on two pulp and paper product facilities, and $11.8 million for the nine months, compared to the same periods in 1993. Backlog in this business line at September 30, 1994, was $1,091 million.

     The nine-month increase in remediation and industrial services revenue for 1994 compared to 1993 was the result of acquisitions completed in the second half of 1993. This was offset by declines in existing businesses of $59.0 million due to severe weather in the first quarter of 1994, and scaffolding and industrial customers' delay of scheduled maintenance at their plants. In addition, the expected award of several large federal remediation contracts has been delayed. Net declines in existing businesses in the third quarter of 1994 compared to the third quarter of 1993 were $16.0 million and were due to continuing customer delays. Backlog in this line of business at September 30, 1994, was $556 million.

     The backlog in the two business lines includes approximately $449 million in respect of several Department of Defense contracts awarded to Rust. There can be no assurance that specific projects to be identified and performed by Rust pursuant to such contracts will result in aggregate revenues of $449 million over the term of the contracts.

     Revenue from affiliated companies was 13.8% of Rust revenue for the first nine months of 1994 compared to 15.4% for the first nine months of 1993.

     Operating expenses were 83.7% of revenue for the third quarter of 1994 compared to 80.4% for the same quarter in 1993, and 82.9% for the nine months of 1994 compared to 81.4% in 1993. The increase in operating expenses is primarily attributable to the severe weather in the first quarter and continuing customer delays of projects, which results in less efficient utilization of personnel.
In addition, 1994, and particularly the third quarter, has seen a shift in the revenue mix toward lower margin businesses.

     Selling and administrative expenses as a percentage of revenue were 9.8% for the third quarter and 10.6% for the first nine months of 1994 compared to 10.7% and 10.3% in the corresponding periods of 1993. The percentage decline between the comparable quarters was attributable to revenue for the quarter growing at a faster rate than selling and administrative expenses. The increased percentage in the nine-month 1994 period is attributable to revenue declines in existing businesses and increased acquisition activity in 1993 and 1994. Acquisitions tend to initially increase such costs as a percentage of revenue, but the situation generally reverses as acquired companies are integrated into existing operations.


Interest -
- --------

     The following table sets forth the components of consolidated interest, net, for the three-month and nine-month periods ended September 30, 1994 and 1993 ($000's omitted):

                        Three Months          Nine Months
                    --------------------  --------------------
                      1994       1993       1994       1993
                    ---------  ---------  ---------  ---------

Interest expense    $109,478   $104,828   $325,547   $291,472
Interest income       (8,747)    (9,555)   (25,154)   (31,268)
Capitalized          (25,950)   (23,580)   (79,518)   (75,225)
                    --------   --------   --------   --------

Interest expense    $ 74,781   $ 71,693   $220,875   $184,979
                    ========   ========   ========   ========

     Net interest expense for the nine months of 1994 increased over the comparable period of 1993 primarily as a result of debt increases during 1993 to fund stock repurchase programs, acquisitions, capital expenditures and approximately $130 million paid to former stockholders of The Brand Companies, Inc. ("Brand") who elected to receive cash in connection with the 1993 merger of Brand into a wholly-owned subsidiary of Rust.


Minority Interest -
- -----------------

     Minority interest for the third quarter and nine-month periods of 1993 was reduced as a result of the minority share of the CWM charge discussed previously. In addition, 1994 earnings from the Company's less than wholly-owned subsidiaries have increased over the comparable periods in 1993, as have the earnings of WM International subsidiaries in the U.K. and Hong Kong which have minority shareholders. As a result, minority interest expense increased in 1994 compared to 1993 for both the three-month and nine-month periods.


Sundry Income, Net -
- ------------------

     Sundry income for the first nine months of 1993 included a gain realized by CWM on the sale of WTI shares held by CWM for investment.


Income Taxes -
- ------------

     The provision for income taxes for the three months ended September 30, 1993 included approximately $24 million to adjust deferred taxes as a result of the Omnibus Budget Reconciliation Act of 1993, as well as to apply the new law retroactively as of January 1 of that year.

Derivative Financial Instruments -
- --------------------------------

     From time to time, the Company uses derivatives to manage currency, interest rate and commodity risks. Gains and losses on such instruments recognized in income to date have not been material. See Notes to Consolidated Financial Statements for further discussion of the use of and accounting for such instruments.


FINANCIAL CONDITION:

Liquidity and Capital Resources -
- -------------------------------

     The Company is in a service industry and has neither significant inventory nor seasonal variation in receivables. Therefore, cash flow from operating activities is used primarily for the purchase of property and equipment and the acquisition of businesses, and in 1993, to fund stock repurchase programs. The Company has placed emphasis on generating positive cash flow to reduce debt in 1994. The Company had working capital of $358,664,000 at September 30, 1994, compared to $99,958,000 at December 31, 1993.

     Long-term and short-term debt increased by approximately $54 million from December 31, 1993, to September 30, 1994. The increase results from translation of WM International debt due to the strengthening of the pound sterling against the U.S. dollar during that period, which more than offsets the benefits of the Company's emphasis on improved cash flow from operations and proceeds from the sale of assets and businesses by WMI as part of its strategic re-focusing of its business. Short-term debt and long-term debt as a percentage of short-term debt and total capital declined from 52.5% at December 31, 1993, to 49.8% at September 30, 1994.


Acquisitions, Divestitures and Capital Expenditures -
- ---------------------------------------------------

     Capital expenditures, excluding property and equipment of purchased companies, were $1,004,196,000 for the nine months ended September 30, 1994, and $1,328,262,000 for the nine months ended September 30, 1993. In addition, the Company and its principal subsidiaries acquired 37 businesses for $135,274,000 in cash and notes, 73,809 shares of WMX common stock and 156,124 shares of WTI common stock during the first nine months of 1994. For the nine months ended September 30, 1993, the Company and its principal subsidiaries acquired 79 businesses for $489,764,000 in cash and notes, 479,630 shares of the Company's common stock and 1,635,471 shares of WTI common stock.

     During May 1993, Rust acquired the previously outstanding minority interest in Brand for approximately 3.1 million shares of Rust common stock and approximately $130 million in cash. The Company and WM International also increased their equity investments in ServiceMaster Consumer Services L.P. and Wessex Water Plc., respectively, in 1993. See Notes to Consolidated Financial Statements for a discussion of the pro forma effect of acquisitions.

     During 1994, WMI sold several businesses, including its Modulaire(R) mobile office business. Revenue and net income from businesses sold were not material to the consolidated financial statements.


Capital Structure -
- -----------------

     The Boards of Directors of each of WMX, CWM, WTI and Rust have authorized their respective companies to repurchase shares of their own common stock in the open market or in privately negotiated transactions. The programs extend to November 1994 in the case of CWM, and into 1996 in the case of WMX, WTI and Rust.

During the third quarter of 1994, WTI repurchased 87,500 shares and Rust repurchased 1,500 shares. No shares were repurchased by WMX or CWM.

     During the first nine months of 1994, WMX sold put options on 13.7 million shares of its common stock. The put options give the holders the right at maturity to require WMX to repurchase shares of its common stock at specified prices. Options on 4.7 million shares expired unexercised, as the price of WMX common stock was in excess of the strike price at maturity. Of the options outstanding, 4.3 million expire in November 1994 at strike prices ranging from $24.375 to $24.841 per share, and 4.7 million expire in February 1995 at strike prices ranging from $28.321 to $29.375. Proceeds of $22,720,000 received from the sale of put options were credited to additional paid-in capital. WMX sold additional put options in November to replace those which expired.

     During 1994, the Company formed an Employee Stock Benefit Trust and sold
12.6 million shares of treasury stock to the Trust in return for a 30-year, 7.33% note with interest payable quarterly and principal due at maturity. At the direction of an administrative committee comprised of Company officers, the Trustee will use the shares or proceeds from the sale of shares to pay employee benefits, and to the extent of such payments by the Trust, the Company will forgive principal and interest on the note. See Notes to Consolidated Financial Statements for additional information.


SUBSEQUENT EVENT:

     On July 28, 1994, the Company made a proposal to acquire all of the approximately 44.9 million outstanding shares of CWM which it does not already own in a transaction whereby WMX would have exchanged .27 shares of its stock for each publicly held CWM share. WMX already owns 78.6% of the outstanding CWM shares.

     On October 14, 1994, following negotiations with a special committee of CWM independent directors, WMX agreed to a revised proposal, in which the public stockholders of CWM will receive a WMX convertible subordinated note, described more fully below. The terms of the revised proposal were approved unanimously by the special committee of CWM independent directors and by the Boards of Directors of both WMX and CWM. The transaction, which will be taxable under the revised terms, remains subject to the approval of the holders of a majority of the outstanding CWM shares (other than those held by WMX) voting at a special meeting of CWM stockholders expected to be held in January 1995.

     The new terms provide for the CWM stockholders to receive a convertible subordinated WMX note due 2005, with a principal amount at maturity of $1,000, for every 81.1 CWM shares held. The notes will be subordinated to all existing and future indebtedness of WMX. Each note will bear cash interest from the date the merger is consummated at the rate of two percent per annum of the $1,000 principal amount at maturity, payable semi-annually. The difference between the principal amount at maturity of $1,000 and the $717.80 stated issue price of each note represents the stated discount which, together with the cash interest payable on the notes, will accrue at a rate of 5.75 percent per annum (determined on a semi-annual bond equivalent basis) for purposes of determining the prices at which WMX may purchase or redeem notes, as described below. At the option of the holder, each note will be purchased for cash by WMX on March 15, 1998, and March 15, 2000, at prices of $790.24 and $843.35, respectively, which represent the stated issue price plus accrued stated discount to those dates. Accrued unpaid interest to those dates will also be paid. The notes will be redeemable by WMX after March 15, 2000 (but not before) for cash, at the stated issue price plus accrued stated discount and accrued but unpaid interest through the date of redemption.

     In addition, each note will be convertible at any time prior to maturity, unless previously purchased or redeemed by WMX, into a number of shares of WMX common stock to be determined by dividing the stated issue price per note by the average New York Stock Exchange closing price of WMX common stock during the ten trading days immediately preceding the special meeting of CWM stockholders to be held to consider the merger. The conversion rate will be not less than 21.90 shares nor more than 26.76 shares per note. Upon any such conversion, WMX will have the option of paying cash equal to the market value of the WMX shares which would otherwise be issuable.

                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.
         -----------------

  The majority of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal or trash-to-energy facilities. As of September 30, 1994, CWM or its subsidiaries (other than Rust) were involved in three such proceedings, WTI or its subsidiaries were involved in two such proceedings, a subsidiary of Rust was involved in one such proceeding and a subsidiary of WM International was involved in one such proceeding where it is believed that sanctions involved in each instance may exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time.

  During the quarter, several putative class action lawsuits, which had been filed between July 29 and August 5, 1994 in the Chancery Court of the State of Delaware in and for New Castle County and which seek injunctive relief and unspecified money damages against the Company, CWM and the individual directors of CWM in connection with a July 28, 1994 proposal by the Company to acquire all of the shares of CWM's common stock which the Company does not own, were consolidated for all purposes into a single action captioned In re Chemical Waste Management, Inc. Shareholders Litigation. Discovery is ongoing in the consolidated action. The Company believes that its actions and those of CWM and its Boards of Directors (including a Special Committee thereof consisting of independent directors) in connection with the proposed transaction which is the subject of the litigation have been in accordance with Delaware law. Accordingly, the Company intends to contest this lawsuit vigorously.


ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (a)  Exhibits.

          The exhibits to this report are listed in the Exhibit Index elsewhere herein.

     (b)  Reports on Form 8-K.

          The registrant filed an 8-K Report dated July 28, 1994 reporting the issuance of a news release concerning approval by the registrant's Board of Directors of a proposal to acquire all of the outstanding shares of CWM which the registrant does not already own and reporting an announcement by the registrant of the commencement of a comprehensive review of its operations and financial strategies and its organizational structure in order to consider other potential strategic acquisitions intended to enhance stockholder value.

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



November 11, 1994

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

                  4    None

                  10   None

                  11   None

                  12   Computation of Ratios of Earnings to Fixed Charges

                  15   None

                  18   None

                  19   None

                  22   None

                  23   None

                  24   None

                  27   Financial Data Schedule

                  99   None



- ----------------------------
* Exhibits not listed are inapplicable.