Form 10-K405
WMX TECHNOLOGIES INC
filed 1995-03-30
CIK 104938

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-7327

                               ----------------

                             WMX TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               36-2660763
    (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                3003 BUTTERFIELD ROAD, OAK BROOK, ILLINOIS 60521
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)(ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (708) 572-8800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                           NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                       WHICH REGISTERED
     -------------------                   ------------------------
COMMON STOCK, $1.00 PAR VALUE  NEW YORK STOCK EXCHANGE ZURICH STOCK EXCHANGE
                               CHICAGO STOCK EXCHANGE  GENEVA STOCK EXCHANGE
                               LONDON STOCK EXCHANGE   BASLE STOCK EXCHANGE
                                                       FRANKFURT STOCK EXCHANGE

LIQUID YIELD OPTION NOTES DUE 2001       NEW YORK STOCK EXCHANGE
8 3/4% DEBENTURES DUE 2018               NEW YORK STOCK EXCHANGE
LIQUID YIELD OPTION NOTES DUE 2012       NEW YORK STOCK EXCHANGE
CHEMICAL WASTE MANAGEMENT, INC.
 LIQUID YIELD OPTION NOTES DUE 2010      NEW YORK STOCK EXCHANGE
CONVERTIBLE SUBORDINATED NOTES DUE 2005  NEW YORK STOCK EXCHANGE

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

                               Yes  X           No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $13,643,438,000 AT FEBRUARY 1, 1995 (BASED ON THE CLOSING SALE PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON JANUARY 31, 1995, AS REPORTED BY THE WALL STREET JOURNAL (MIDWEST EDITION)). AT MARCH 22, 1995, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 484,393,478 SHARES OF ITS COMMON STOCK OF RECORD.

                      DOCUMENTS INCORPORATED BY REFERENCE

  THOSE SECTIONS OR PORTIONS OF THE REGISTRANT'S 1994 ANNUAL REPORT TO STOCKHOLDERS AND OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 12, 1995 DESCRIBED IN PARTS II, III AND IV
HEREOF ARE INCORPORATED BY REFERENCE IN THIS REPORT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

  Through Waste Management, Inc. (formerly named Waste Management of North America, Inc.), a wholly owned subsidiary of the Company (referred to herein, together with its subsidiaries and certain affiliated companies providing solid waste management and related services, as "Waste Management" or "WMI"), the Company provides integrated solid waste management services in North America to commercial, industrial, municipal and residential customers, as well as to other waste management companies. These services consist of solid waste collection, transfer, resource recovery and disposal services. As part of these services, the Company is engaged in providing, through its Recycle America(R) and Recycle Canada(R) programs, paper, glass, plastic and metal recycling services to commercial and industrial operations and curbside collection of such materials from residences; in removing methane gas from sanitary landfill facilities for use in electricity generation; and in providing medical and infectious waste management services to hospitals and other health care and related facilities. In addition, through WMI the Company provides street sweeping and parking lot cleaning services and Port-O-Let(R) portable sanitation services to municipalities and commercial and special event customers.

  The Company's wholly owned Chemical Waste Management, Inc. subsidiary (referred to herein, together with its subsidiaries other than Rust (as defined below), as "CWM"), is a leading provider of hazardous waste management services in the United States. The Company's chemical waste management services provided through CWM, including transportation, treatment, resource recovery and disposal, are furnished to commercial and industrial customers, as well as to other waste management companies and to governmental entities. Through CWM, the Company also furnishes radioactive waste management services, primarily to electric utilities and governmental entities. Prior to January 24, 1995, the Company's ownership of CWM was approximately 79%, with the balance being publicly held. On that date, the Company acquired the publicly held shares of CWM in a merger of a Company subsidiary into CWM. See "Acquisitions and Dispositions" below.

  Wheelabrator Technologies Inc., an approximately 56%-owned subsidiary of the Company (referred to herein, together with its subsidiaries, as "WTI"), provides a wide array of environmental products and services in North America and abroad. WTI's clean energy group is a leading developer of facilities and systems for, and provider of services to, the trash-to-energy, energy, and independent power markets. Through the clean energy group, WTI develops, arranges financing for, operates and owns facilities that dispose of trash and other waste materials in an environmentally acceptable manner by recycling them into energy in the form of electricity and steam. WTI's clean water group is principally involved in the design, manufacture and operation of facilities and systems used to purify water, to treat municipal and industrial wastewater, to treat and manage biosolids resulting from the treatment of wastewater by converting them into useful fertilizers, and to recycle organic wastes into compost material useable for horticultural and agricultural purposes. The clean water group also designs and manufactures various products and systems used in water and wastewater treatment facilities and industrial processes, precision profile wire screens for use in groundwater wells and other industrial and municipal applications, and certain other industrial equipment. WTI's clean air group designs, fabricates and installs technologically advanced air pollution emission control and measurement systems and equipment, including systems which remove pollutants from
                                                                            LOGO

                                                       Printed on Recycled Paper
the emissions of WTI's trash-to-energy facilities as well as power plants and other industrial facilities.

  Rust International Inc., a subsidiary owned approximately 56% by CWM and 40% by WTI (referred to herein, together with its subsidiaries, as "Rust"), furnishes engineering, construction, environmental and infrastructure consulting, hazardous and radioactive substance remediation and a variety of other on-site industrial and related services primarily to clients in government and in the chemical, petrochemical, nuclear, energy, utility, pulp and paper, manufacturing, environmental services and other industries. Rust also has an approximately 40% interest in NSC Corporation, a publicly traded provider of asbestos abatement services ("NSC"). The Company has proposed to acquire the shares of Rust not owned by CWM and WTI. In addition, Rust has entered into an agreement to combine its hazardous and radioactive substance remediation operations with a third party. See "Acquisitions and Dispositions" herein.

  The Company provides comprehensive waste management and related services internationally, primarily through Waste Management International plc, a subsidiary owned approximately 56% by the Company, 12% by Rust and 12% by WTI (referred to herein, together with its subsidiaries, as "Waste Management International"). Waste Management International provides a wide range of solid and hazardous waste management services (or has interests in projects or companies providing such services) in ten countries in Europe and in Argentina, Australia, Brunei, Hong Kong, Indonesia, Malaysia, Taiwan, Singapore and New Zealand. Waste Management International also has an approximately 20% interest in Wessex Water Plc, an English publicly traded company providing water treatment, water distribution, wastewater treatment and sewerage services ("Wessex").

  On January 1, 1993, CWM and WTI formed Rust and acquired 58% and 42%, respectively, of Rust's outstanding shares. Rust was created to serve the engineering, construction, environmental and infrastructure consulting, hazardous substance remediation and on-site industrial and related services markets, which the managements of CWM, WTI and The Brand Companies, Inc. (referred to herein as "Brand") believed could be served more effectively by organizing the Company's several business units serving those markets into a single integrated company. WTI contributed primarily its engineering and construction and environmental and infrastructure consulting services businesses and its then recently formed international engineering unit based in London. CWM contributed primarily its hazardous substance remediation services business, its approximately 56% ownership interest in Brand, and its 12% ownership interest in Waste Management International. On May 7, 1993, Brand was merged into a subsidiary of Rust, and shares of Brand (other than those owned by Rust or exchanged for cash in the merger) were converted into shares of Rust. As a result of such merger, Brand became a wholly owned subsidiary of Rust.

  The Company also owns an approximately 28% interest in ServiceMaster Consumer Services L.P., a provider of lawn care, pest control and other consumer services. The remaining ownership interest is held indirectly by ServiceMaster Limited Partnership.

  Through the end of 1992, the Company categorized its operations into four industry segments--solid waste management and related services; hazardous waste management and related services; energy, environmental and industrial projects and systems; and international waste management and related services (consisting of comprehensive waste management and related services provided outside the United States, Canada and Mexico). Beginning in 1993, the Company categorized the operations of Rust, which was formed from businesses contributed by CWM and WTI, as a fifth industry segment--engineering, construction, industrial and related services--and modified the name of its energy, environmental and industrial projects and systems segment to "trash-to-energy, water treatment, air quality and related services."

  The following table shows the respective revenues of these segments for the Company's last three years, presented as if the above-described Rust transaction had occurred prior to the periods presented.

                                                     (000'S OMITTED)
                                            -----------------------------------
                                                 YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               1992        1993        1994
                                            ----------  ----------  -----------
Solid Waste Management and Related
 Services.................................  $4,309,614  $4,702,166  $ 5,117,871
Hazardous Waste Management and Related
 Services.................................     755,088     661,860      649,581
Engineering, Construction, Industrial and
 Related Services.........................   1,441,050   1,534,465    1,682,907
Trash-to-Energy, Water Treatment, Air
 Quality and Related Services.............     928,313   1,142,219    1,324,567
International Waste Management and Related
 Services.................................   1,445,734   1,411,211    1,710,862
Eliminations of Intercompany Revenue......    (218,772)   (316,344)    (388,470)
                                            ----------  ----------  -----------
Consolidated Revenue......................  $8,661,027  $9,135,577  $10,097,318
                                            ==========  ==========  ===========

  For information relating to expenses and identifiable assets attributable to the Company's different industry segments, see Note 12 to the Company's Consolidated Financial Statements filed as an exhibit to this report and incorporated by reference herein. For interim periods, the revenues and net income of certain of the Company's businesses may fluctuate for a number of reasons, including there being for some businesses less activity during the winter months.

  Regulatory or technological developments relating to the environment may require companies engaged in environmental services businesses, including the Company, to modify, supplement or replace equipment and facilities at costs which may be substantial. Because certain of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential discharge of materials into the environment, a material portion of the Company's capital expenditures is, directly or indirectly, related to such items. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages 30 to 38 of the Company's 1994 Annual Report to Stockholders (which discussion is filed as an exhibit to this report and incorporated by reference herein) for a review of property and equipment expenditures by the Company for the last three years. The Company does not expect such expenditures, which are incurred in the ordinary course of business, to have a materially adverse impact on its and its subsidiaries' combined earnings or its or its subsidiaries' competitive position in the foreseeable future because the Company's businesses are based upon compliance with environmental laws and regulations and its services are priced accordingly.

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

  While in general the Company's environmental services businesses have benefited substantially from increased governmental regulation, the environmental services industry itself has become subject to extensive and evolving regulation by federal, state, local and foreign authorities. Due to the complexity of regulation of the industry and to public pressure, implementation of existing and future laws, regulations or initiatives by different levels of government may be inconsistent and difficult to foresee. In addition, the demand for certain of the Company's services may be adversely affected by the amendment or repeal or reduction in enforcement of federal, state and foreign laws and regulations on which the Company's businesses engaged in providing such services are dependent. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations but is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed or enforced, or any failure of legislation or regulations to be enacted or enforced, in the future may affect its operations.

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

  Unless the context indicates to the contrary, all statistical and financial information under Item 1 and Item 2 of this report is given as of December 31, 1994 and, where such information relates to any period prior to 1994, it is presented as if Rust had been in existence throughout such period. Statistical and financial data appearing under the caption "Solid Waste Management and Related Services" relate only to the Company's WMI group of subsidiaries and do not include any data relating to CWM, Rust, WTI or Waste Management International. See "Hazardous Waste Management and Related Services," "Engineering, Construction, Industrial and Related Services," "Trash-to-Energy, Water Treatment, Air Quality and Related Services," and "International Waste Management and Related Services."

SOLID WASTE MANAGEMENT AND RELATED SERVICES

  At December 31, 1994, Waste Management conducted solid waste management and related services operations in 48 states, the District of Columbia, four Canadian provinces and Mexico. During 1992, 1993 and 1994, operations in California, Florida and Pennsylvania together accounted for approximately 34%, 34% and 30%, respectively, of WMI revenue. No customer accounted for as much as 2% of WMI revenue in 1992 or 1993 or 1% in 1994.

  Fees paid to Waste Management by its solid waste collection customers (including charges paid by such customers for disposal and curbside collection of recyclable materials) accounted for approximately 77% of WMI revenue in 1992 and 1993 and 76% in 1994. Transfer and disposal services provided to municipalities, counties and other waste management companies and sales of recyclable materials accounted for approximately 23% of such revenue in 1992 and 1993 and 24% in 1994.

COLLECTION

  Waste Management provides solid waste collection services to approximately 1,009,100 commercial and industrial customers. Collection services are also provided to approximately 11,779,500 homes and apartment units. Waste Management's revenue from commercial, industrial and apartment collection services (including revenues from recycling services) accounted for approximately 70% of its solid waste collection revenue in 1992 and 1993 and 71% in 1994. See "Recycling and Energy Recovery--Recycling" for a description of recycling services.

 Commercial and Industrial

  Many of Waste Management's commercial and industrial customers utilize containers to store solid waste. These containers, ranging from 1 to 45 cubic yards in size, are usually provided to the customer as part of WMI's services. Stationary compactors, which compact the volume of the stored waste prior to collection, are frequently installed on the premises of large volume customers and are usually provided to these customers in conjunction with WMI's collection services. Containerization enables Waste Management to service most of its commercial and industrial customers with collection vehicles operated by a single employee. Compaction serves to decrease the frequency of collection.

  Commercial and industrial collection services (which include containerized service to apartment buildings) are generally performed under one- to three-year service agreements. Fees are determined by such considerations as market factors, collection frequency, type of equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility and cost of disposal.

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

TRANSFER

  Waste Management operates 129 solid waste transfer stations. A transfer station is a facility where solid waste is received from collection vehicles and then transferred to, and in some cases compacted in, large, specially constructed trailers for transportation to disposal or resource recovery facilities. This procedure reduces costs by improving utilization of collection personnel and equipment and improving the efficiency of transporting waste to final disposal facilities.

  The services of these facilities are provided to municipalities or counties and in most instances are also used by Waste Management and by other collection companies. Fees are generally based upon such considerations as market factors, the type and volume or weight of the waste transferred, the extent of processing of recyclable materials, the transport distance involved and the cost of disposal.

RECYCLING AND ENERGY RECOVERY

 Recycling

  Waste Management provides recycling services in the United States and Canada through its Recycle America(R) and Recycle Canada(R) programs. Recycling involves the removal of reusable materials from the waste stream for processing and sale or other disposition for use in various applications. Participating commercial and industrial operations use containers to separate recyclable paper, glass, plastic and metal wastes for collection, processing and sale by WMI. Fees are determined by such considerations as market factors, frequency of collection, type and volume or weight of the recyclable material, degree of processing required, distance the recyclable material must be transported and value of the recyclable material.

  As part of its residential solid waste collection services, WMI engages in curbside collection of recyclable materials from residences in the United States and Canada, also through its Recycle America(R) and Recycle Canada(R) programs. Curbside recycling services generally involve the use of specially designed, compartmentalized vehicles to collect recyclable paper, glass, plastic and metal waste materials, which may be separated by residents into different waste containers or commingled and sorted by the curbside collector. The recyclable materials are then typically deposited at a local facility where they are sorted further and processed for resale. The prices received by the Company for recyclable materials fluctuate substantially depending upon domestic and foreign demand for such materials, prices for new materials and other factors.

  In 1994, WMI provided curbside recycling services to approximately 6,400,000 households pursuant to more than 850 contracts in the United States and Canada. In 1993, WMI provided such services to more than 5,800,000 households. Waste Management has approximately 119,000 commercial and industrial recycling services customers.

  Waste Management operates 116 materials recovery facilities for the receipt and processing of recyclable materials. Such processing consists of separating recyclable materials according to type and baling or otherwise preparing the separated materials for sale.

  Waste Management also participates in joint ventures with Stone Container Corporation and American National Can Corporation to engage, respectively, in the businesses of marketing paper fibre and aluminum, steel, and glass containers for recycling. In each case WMI sells to the joint venture, or has the joint venture market, the paper fibre or containers collected by WMI to Stone Container, American National Can or other parties who will process them for reuse. The joint venture with American National Can also owns and operates three glass processing facilities. During 1994, the joint ventures processed approximately 4,100,000 tons of recyclable materials. WMI also provides tire recycling services.

 Energy Recovery

  At 33 WMI-owned or -operated sanitary landfill facilities, Waste Management is engaged in methane gas recovery operations. These operations involve the installation of a gas collection system into a sanitary landfill facility. Through the gas collection system, gas generated by decomposing solid waste is collected and transported to a gas-processing facility at the landfill site. Through physical processes methane gas is separated from contaminants. The processed methane gas is then either (i) sold directly to industrial users or
(ii) sold to an affiliate of the Company which uses it as a fuel to power electricity generators. Electricity generated by these facilities is sold, usually to public utilities under long-term sales contracts, often under terms or conditions which are subject to approval by regulatory authorities.

  WMX Technologies also engages in other resource recovery activities through WTI's trash-to-energy and independent power operations and Waste Management International's operations. See "Trash-to-Energy, Water Treatment, Air Quality and Related Services" and "International Waste Management and Related Services."

DISPOSAL

  Waste Management operates 134 solid waste sanitary landfill facilities. Of this number, 105 are owned by Waste Management and the remainder are leased from, or operated under contract with, others. Additional facilities are in various stages of development. Waste Management also provides yard-waste composting services at a number of its disposal facilities. All of the sanitary landfill facilities are subject to governmental regulation. See "Regulation--Solid Waste."

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

  Suitable sanitary landfill facilities and permission to expand existing facilities may be difficult to obtain in some areas because of land scarcity, local resident opposition and expanding governmental regulation. As its existing facilities become filled in such areas, the solid waste disposal operations of Waste Management are and will continue to be materially dependent on its ability to purchase, lease or obtain operating rights for additional sites or expansion of existing sites and to obtain the necessary permits from regulatory authorities to construct and operate them. To develop a new facility, WMI must expend significant time and capital resources without any certainty that a permit will ultimately be issued for such facility. In addition, there can be no assurance that additional sites can be obtained or that existing facilities can continue to be expanded or operated. However, management believes that the facilities currently available to WMI are sufficient to meet the needs of its current operations in most areas for the foreseeable future.

  In varying degrees, Waste Management utilizes its own sanitary landfill facilities to accommodate its disposal requirements for collection and transfer operations. In 1992, 1993, and 1994 approximately 50%, 52%, and 55%, respectively, of the solid waste collected by WMI was disposed of in sanitary landfill facilities operated by it. Usually these facilities are also used by other companies and government agencies on a noncontract basis for fees determined by such considerations as market factors and the type and volume or weight of the waste.

RELATED SERVICES

  Waste Management also provides several types of services which are compatible with its solid waste collection operations. Included in these operations are medical and infectious waste management services, portable sanitation services and street sweeping and parking lot cleaning services.

  Waste Management's medical and infectious waste management services consist of collecting, transporting, treating and disposing of medical and infectious waste generated by hospitals, pharmaceutical manufacturers, medical clinics, physician and dentist offices and other sources.

  Waste Management also provides portable sanitation services to municipalities and commercial customers. The portable sanitation services, which are marketed under the Port-O-Let(R) trade name, are also used at numerous special events and public gatherings.

  These related services are marketed and performed primarily by employees operating out of WMI's solid waste operations facilities who also may have responsibility for some phase of solid waste marketing or operations.

HAZARDOUS WASTE MANAGEMENT AND RELATED SERVICES

  CWM's principal business (excluding Rust) is to provide hazardous waste management services consisting of chemical and radioactive waste transportation, treatment, resource recovery and disposal services. For each of the three years in the period ended December 31, 1994, such services accounted for the following percentages of CWM's hazardous waste management and related services revenue:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                               1992  1993  1994
                                                               ----  ----  ----
      Treatment, resource recovery and disposal............... 68.5% 70.6% 72.6%
      Special services........................................ 15.3  18.6  18.2
      Transportation.......................................... 16.2  10.8   9.2

  Until December 31, 1992, CWM also provided environmental and industrial specialty contracting services through a group of regional and local companies owned by Brand, as well as hazardous and radioactive substance remediation services, which businesses were contributed to Rust on January 1, 1993. See "General."

CHEMICAL WASTE MANAGEMENT SERVICES

  In the United States, most chemical wastes generated by industrial processes are handled "on-site" at the generators' facilities. Since the mid-1970's, public awareness of the harmful effects of unregulated disposal of chemical wastes on the environment and health has led to extensive and evolving federal, state and local regulation of chemical waste management activities. The major federal statutes regulating the management of chemical wastes include the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), the Toxic Substances Control Act ("TSCA") and the Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended ("CERCLA" or "Superfund"), all primarily administered by the United States Environmental Protection Agency ("EPA"). CWM's business is heavily dependent upon the extent to which regulations promulgated under these or similar state statutes and their enforcement over time effectively require wastes to be managed in facilities of the type owned and operated by CWM. See "Regulation--Hazardous Waste," "--RCRA" and "--Superfund." The chemical wastes handled by CWM include industrial by-products and residues that have been identified as "hazardous" pursuant to RCRA, as well as other materials contaminated with a wide variety of chemical substances. CWM operates chemical waste treatment, storage and disposal facilities in 18 states and also owns a majority interest in a subsidiary which operates a resource recovery facility, a disposal facility and storage facilities in Mexico.

  The hazardous waste services industry (other than the low-level radioactive waste services industry) currently has substantial excess capacity caused by a number of factors, including a decline in environmental remediation projects generating hazardous waste for off-site treatment and disposal, continuing efforts by hazardous waste generators to reduce volume and to manage it on-site, and the uncertain regulatory environment regarding hazardous waste management and remediation requirements. These factors have lead to reduced demand and increased pressure on pricing for non-radioactive hazardous waste management services, consequences which CWM expects to continue for the foreseeable future.

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

 Transportation

  Chemical waste may be collected from customers and transported by CWM or contractors retained by CWM or delivered by customers to CWM's facilities. Chemical waste is transported by CWM primarily in specially constructed tankers and semi-trailers, including stainless steel and rubber or epoxy-lined tankers and vacuum trucks, or in containers or drums on trailers designed to comply with applicable regulations and specifications of the U.S. Department of Transportation ("DOT") relating to the transportation of hazardous materials. CWM operates numerous transportation centers from which its fleet is dispatched or at which fleet maintenance operations are conducted. CWM also operates several facilities at which waste collected from or delivered by customers may be analyzed and consolidated prior to further shipment.

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

  CWM provides comprehensive low-level radioactive waste management services in the United States consisting of disposal, processing and various other special services. To a lesser extent, it provides services with respect to radioactive waste that has become mixed with regulated chemical waste.

  CWM's radioactive disposal operations involve low-level radioactive waste only. Its Barnwell, South Carolina facility is one of two licensed commercial low-level radioactive waste disposal facilities in the United States and has been in operation since 1971. A trust has been established and funded to pay the estimated cost of decommissioning the Barnwell facility. A second fund, for the extended care of the facility, is funded by a surcharge on each cubic foot of waste received. CWM may be liable for additional costs if the extra charges collected to restore and maintain the facility are insufficient to cover the cost of restoring or maintaining the site after its closure (which CWM has no reason to expect).

  Eight southeastern states have joined together to form the Southeast Interstate Low-Level Radioactive Waste Management Compact (the "Southeast Compact"). The Southeast Compact initially designated the Barnwell site as the disposal facility to receive all low-level radioactive waste generated in the eight-state compact region through 1992, and designated North Carolina as the next state to host the regional disposal facility. The North Carolina Low-Level Radioactive Waste Management Authority has voted to select a site in that state for development by CWM as a replacement regional disposal facility for the Southeast Compact.

  During 1992, South Carolina adopted legislation allowing the Barnwell site to continue operating until December 31, 1995, at which time it must close unless the closure date is extended by the South Carolina legislature, and to continue receiving waste generated outside the Southeast Compact until June 30, 1994. Effective June 30, 1994, the Barnwell Facility was required by South Carolina law to cease accepting waste generated outside the Southeast Compact. The closure of the Barnwell facility would adversely affect CWM's low-level radioactive waste disposal operations.

  CWM has entered into contracts with the responsible agencies representing several groups of states to site, license, construct, operate and close new regional low-level radioactive waste disposal facilities for those groups. The terms of these contracts range from 20 to 30 years. Because of the difficulties associated with the process of siting and licensing such facilities, their development has not proceeded in the manner and on the schedule contemplated by CWM and such agencies. At this time the Company and CWM are unable to predict when, if ever, any additional such disposal facility would be completed.

  CWM also processes low-level radioactive waste at its customers' plants to enable such waste to be shipped in dry rather than liquid form to meet the requirements for receipt at disposal facilities and to reduce the volume of waste that must be transported. Processing operations include solidification, demineralization, dewatering and filtration. Other services offered by CWM include decommissioning nuclear facilities, which involves dismantling buildings and equipment (projects that typically are nonrecurring), providing electro-chemical, abrasive and chemical removal of radioactive contamination, and providing management services for spent nuclear fuel storage pools.

ENGINEERING, CONSTRUCTION, INDUSTRIAL AND RELATED SERVICES

  Rust is a leading provider, through its subsidiaries, of engineering, construction and environmental and infrastructure consulting services, hazardous and radioactive substance remediation services and other on-site industrial and related services, primarily to clients in government and in the chemical, petrochemical, nuclear, energy, utility, pulp and paper, manufacturing, environmental services and other industries. The types of engineering, construction and environmental and infrastructure consulting services provided by Rust include process and design engineering, plant, facility and related infrastructure construction, project and construction management and oversight services, site analyses, remedial investigations, feasibility studies, environmental assessments, and architectural services. The types of remediation and other on-site industrial and related services provided by Rust include on-site remediation of hazardous and radioactive substances, scaffolding, industrial cleaning and maintenance services and nuclear and utility services and maintenance. In addition, Rust provides engineering and environmental and infrastructure consulting services to clients in several countries outside North America.

  Until May 1993, Brand engaged in the asbestos abatement business. In May 1993, Brand sold substantially all of its asbestos abatement business to NSC. See "Acquisitions and Dispositions." As a result of that transaction, Rust has an approximately 40% interest in NSC, of which the remaining ownership interests are held approximately 40% by OHM Corporation and 20% by the public.

ENGINEERING, CONSTRUCTION AND ENVIRONMENTAL AND INFRASTRUCTURE CONSULTING
SERVICES

  Rust received 43%, 52%, and 57% of its total consolidated revenues in 1992, 1993 and 1994, respectively, from the performance of engineering, construction and environmental and infrastructure consulting services.

  The industrial engineering services provided by Rust are of two general types, process engineering and facility design engineering. Process engineers create the processes by which facilities operate, such as chemical, petrochemical, energy and pulp and paper plants. Design engineering services provided by Rust encompass the following disciplines: architectural; electrical; control systems; process piping; mechanical; structural; heating, ventilation and air conditioning ("HVAC"); and civil. The construction services provided by Rust are generally performed in connection with projects on which Rust has also provided the design engineering services. Rust also requisitions and procures equipment and construction materials for clients and performs quality assurance and quality control oversight of vendor manufacturing practices and provides dismantling and demolition services. Rust's engineering services are provided on a stand-alone basis but are also provided together with its construction services under engineering, procurement and construction contracts which include engineering services, procurement of facility equipment and materials and construction services.

  Rust's environmental and infrastructure consulting services provide alternative solutions for client problems relating to removing and disposing of hazardous and toxic substances; managing solid waste, water and wastewater, groundwater and air resources; design and construction oversight of transportation facilities; and photogrammetry. Such services are provided to private industry, as well as federal, state and local governments, including the Department of Defense (the "DOD") and the Department of Energy (the "DOE"). The services include performing remedial investigations for the purpose of characterizing hazardous waste sites, preparing feasibility studies setting forth recommended alternative remedial actions, and providing engineering design and construction oversight services for remediation projects. The services provided also include the siting, permitting, design and construction oversight of solid and hazardous waste landfills and related facilities. Study, design and construction oversight services are also provided, primarily to municipalities, special government agencies and, to some extent, private industry in connection with wastewater collection and treatment, potable water supply treatment and distribution, stormwater management and the building of streets, highways, airports, bridges, waterways and rail services. Additional services provided through Rust include environmental assessment services, the design of systems to properly and safely store, convey, treat and dispose of industrial, hazardous and radioactive materials and consulting services regarding disposal, waste minimization methods and techniques, air quality regulation and industrial hygiene and safety.

  Through a series of acquisitions completed during the period from 1992 through 1994, Rust has developed an international engineering and consulting business performing projects in 24 countries. In Europe, Rust has offices in the United Kingdom, Germany, Sweden and Turkey, and in the Asia-Pacific region, in Australia, Hong Kong, China, Singapore, Malaysia and Indonesia. Rust also has an office in Dubai, U.A.E. Rust's foreign subsidiaries provide process and design engineering services, environmental and infrastructure engineering services and construction management services to national, regional and local governments and to clients in the utility and industrial power and general manufacturing industries. In addition, Rust provides engineering and consulting services to Waste Management International worldwide.

REMEDIATION AND OTHER ON-SITE INDUSTRIAL AND RELATED SERVICES

  Rust received 57%, 48% and 43% of its total consolidated revenues in 1992, 1993 and 1994, respectively, from the performance of hazardous and radioactive substance remediation and other on-site industrial and related services (including asbestos abatement services until the May 1993 transfer of that business, as described in "Acquisitions and Dispositions").

 Hazardous and Radioactive Substance Remediation Services

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

  Hazardous substance remediation services provided to Rust's private industry clients often involve the implementation of "records of decision" promulgated by the EPA in response to results of EPA environmental analysis and investigation. In connection with the remediation of military bases and other government installations, the DOD and DOE are experimenting with awarding multi-disciplined remediation contracts to a single company capable of providing the management services necessary to oversee the entire project. The company selected is, in effect, the project's general contractor. In August 1993, the U.S. Army Corps of Engineers awarded to Rust two such contracts under which Rust could be paid up to $350 million over a ten-year period. Under such contracts, Rust will perform work pursuant to individual delivery orders negotiated on a project-by-project basis, and there can be no assurance that the delivery orders ultimately issued or successfully negotiated and performed by Rust will aggregate $350 million in fees. Rust intends to utilize its integrated approach to providing a full range of engineering, construction, environmental consulting, on-site hazardous and radioactive substance remediation and other industrial services to pursue additional comprehensive federal government environmental services contracts.

  Rust has entered into an agreement to combine its hazardous and radioactive substance remediation business with a third party. See "Acquisitions and Dispositions" below.

 On-Site Industrial and Related Services

  Rust provides various on-site industrial and related services. Rust provides scaffolding services primarily to the chemical, petrochemical and utilities industries, as well as other clients. In most cases, the scaffolding services are provided in conjunction with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, although such services are also performed in connection with new construction projects. Rust also performs a variety of types of other industrial services--water blasting, tank cleaning, explosives blasting, chemical cleaning, industrial vacuuming, catalyst handling, specialty chemicals and separation technologies--primarily for clients in the petrochemical, chemical, and pulp and paper industries, utilities and, to a lesser extent, the government sector. Rust also provides on-site plant services, including providing personnel to perform mechanical and electrical services, equipment installation, welding, HVAC, warehousing and inventory management services and technical support in the area of industrial hygiene and safety training. Rust assists clients in the nuclear and utility industries in solving electrical, mechanical, engineering and related technical services problems. Rust also provides spent fuel storage (rerack) services to the nuclear power industry.

TRASH-TO-ENERGY, WATER TREATMENT, AIR QUALITY AND RELATED SERVICES

WHEELABRATOR CLEAN ENERGY

  WTI, through Wheelabrator Environmental Systems Inc. and its subsidiaries, is a leading developer, operator and owner of trash-to-energy and independent power facilities in the United States. These facilities, either owned, operated or under construction, give WTI approximately 850 megawatts of electric generating capacity, which ranks it among the nation's largest independent power producers.

  WTI's trash-to-energy projects utilize proven boiler and grate technology capable of processing up to 2,250 tons of trash per day per facility. The heat from this combustion process is converted into high-pressure steam, which typically is used to generate electricity for sale to public utility companies under long-term contracts.

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

WHEELABRATOR CLEAN WATER

  Through its Wheelabrator Clean Water group ("Wheelabrator Clean Water"), WTI develops projects that purify water, treat wastewater, treat and manage biosolids, and compost organic wastes. WTI also provides technologies and services used to treat drinking water as well as industrial and municipal process water and wastewater. Wheelabrator Clean Water provides a range of biosolids management services to approximately 350 communities, including land application, drying, pelletizing, stabilization and composting of non-hazardous biosolids. Wheelabrator Clean Water typically enters into multi-year contracts with biosolids generators under which WTI is paid by the generator to beneficially reuse the biosolids.

  Land application involves the application of non-hazardous biosolids as a natural fertilizer on farmland pursuant to rigorous site-specific permits issued by applicable state authorities. Biosolids are also used in land-reclamation projects such as strip mines. Regulations governing sludge management were issued by the EPA in December 1992 under the Clean Water Act. The regulations encourage the beneficial use of municipal sewage sludge by recognizing the resource value of biosolids as a fertilizer and soil conditioner, and establish requirements for land application designed to protect human health and the environment.

  Wheelabrator Clean Water also develops and operates facilities at which biosolids are dried and pelletized. WTI has four facilities currently in operation, including a recently completed facility in Baltimore, Maryland, and one other facility in the advanced stages of development in Baltimore, Maryland. WTI has approximately 565 dry-tons-per-day of biosolids drying capacity either in operation or under construction. Sludge which has been dried is generally used as fertilizer by farmers, commercial landscapers and nurseries and as a bulking agent by fertilizer manufacturers. Development of dryer facilities generally involves various contractual arrangements with a variety of private and public entities, including municipalities (which generate the biosolids), lenders, contractors and subcontractors which build the facilities, and end-users of the fertilizer generated from the treatment process.

  Wheelabrator Clean Water is also a leading provider of a comprehensive range of water and wastewater treatment services to municipalities throughout the United States, including water and wastewater treatment plant start-up assistance, plant operations and maintenance planning and management, training of plant supervisors, operators and laboratory and maintenance personnel, refining process systems, management systems for process control, and plant diagnostic evaluations and energy audits. WTI also provides specialty environmental equipment repair and cleaning services for industrial water and wastewater management. Wheelabrator Clean Water also designs and supplies enclosed automated composting systems which recycle organic wastes into beneficial products which are used by commercial landscapers, nurseries and fertilizer manufacturers.

  Through its Wheelabrator Engineered Systems Inc. subsidiary, Wheelabrator Clean Water engineers and manufacturers a variety of environmental products and systems. WTI provides single-source, advanced-systems solutions for the treatment of municipal drinking water, industrial process water and wastewater and for slurry pumping and high solids dewatering. It also provides systems designed to remove solids from liquid streams through the use of self-cleaning bar/filter screens, grinders, macerators, conveyors and compactor systems. WTI also provides high technology water purification and wastewater treatment systems which utilize a variety of technologies including demineralizers, reverse osmosis and vacuum degasification products. In addition, WTI designs and installs process technology systems utilizing evaporators, crystallizers, electrodialysis, dialysis, reverse osmosis and ultrafiltration for treating industrial process wastewater. Through other units, WTI produces profile wire screen products for groundwater production, hydrocarbon processing, food processing and coal/mineral processing.

  WTI also manufactures a line of nonpolluting materials cleaning systems for use by a variety of industrial customers, including foundries, steel processors, automobile producers and rubber and plastics producers, in cleaning and finishing metal and other materials. WTI also manufactures high-alloy combustion grates used in the high-temperature furnaces of its trash-to-energy facilities.

WHEELABRATOR CLEAN AIR

  WTI's Wheelabrator Clean Air group ("Wheelabrator Clean Air") designs, fabricates and installs advanced air pollution control and measurement technologies. WTI offers electrostatic precipitators, flue-gas desulfurization systems (scrubbers), fabric-filter systems (baghouses) and nitrogen oxide ("NOx") control systems, which remove pollutants from the emissions of WTI's trash-to-energy systems, as well as power plants and other industrial facilities. Wheelabrator Clean Air also designs, constructs and maintains tall concrete chimneys and storage silos. Wheelabrator Clean Air's activities involve both custom and pre-engineered systems for emission control. The custom engineering division licenses a patented process for the removal of hydrogen sulfide from gaseous and liquid streams. The process controls hazardous gases and sulfur dioxide emissions, thereby reducing acid rain and odor problems. Wheelabrator Clean Air also provides a full range of technologies and services for destroying or recycling volatile organic compounds ("VOCs") from air and liquid sources and NOx from air sources. Both VOCs and NOx are detrimental to air quality and the environment generally. WTI's VOC and NOx control systems are utilized by customers in a variety of industries, including oil refineries, chemical plants and automobile production facilities. Complementing the emission control divisions is a measurement division which designs and installs continuous emissions monitoring systems ("CEMs") for the utility, trash-to-energy, industrial furnace and petrochemical industries, all of which are affected by regulations requiring the continuous monitoring of stack emissions. WTI anticipates that enforcement of the Clean Air Act Amendments of 1990, together with existing and proposed regulations issued thereunder, will generate additional business opportunities for its expertise in VOC and NOx control systems and scrubbers, as well as additional applications for CEMs. See "Regulation--Trash-to-Energy, Water Treatment, Air Quality and Related Services."

INTERNATIONAL WASTE MANAGEMENT AND RELATED SERVICES

  The Company is a leading provider of comprehensive waste management and related services internationally, primarily through Waste Management International, which conducts essentially all of the waste management operations of the Company located outside North America. The operations of Waste Management International are managed on a country by country basis and are divisible into two broad categories: collection services and treatment and disposal services. The following table shows the derivation of Waste Management International's revenues for the years indicated:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  ----------------
                                                                  1992  1993  1994
                                                                  ----  ----  ----
      Collection Services........................................  73%   69%   64%
      Treatment and Disposal Services............................  27    31    36

  The Company has had international operations since the mid-1970's. However, the bulk of the Company's international operations and revenues are derived from the acquisition over the last seven years of numerous companies and interests in Europe in various of its service lines, including 50 acquisitions in 10 countries in 1994, most of which were small acquisitions which complemented or expanded existing Waste Management International operations in various markets. Notable acquisitions in 1992 included a French operator of solid waste and construction and demolition debris landfills and a provider of other landfill services; a Swedish hazardous waste company; and a leading solid waste management company and one other solid waste collection company in Finland. In 1993, major acquisitions included, in the UK, the acquisition by the joint venture described below between Waste Management International and Wessex of a solid waste collection and disposal company; in France, a company engaged primarily in solid waste collection; in The Netherlands, a company engaged in the collection and transportation of solid waste and the sorting of demolition waste; and, in Germany, a group of companies providing waste collection services and recyclables sorting.

  Waste Management International is a party to a joint venture with Wessex to provide waste management and related services in the United Kingdom. In accordance with its objective of maintaining a local identity, Waste Management International, in certain cases, also operates through other companies or joint ventures in which Waste Management International and its affiliates own less than a 100% interest.

  Because of the size and timing of projects and acquisitions, Waste Management International's revenue mix by country varies from year to year. Countries where revenue exceeded 10% of Waste Management International's consolidated total were: Italy (38%) and Sweden (10%) in 1992, Italy (32%) and The Netherlands (11%) in 1993, and Italy (26%) and Germany (12%) in 1994.

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

  In August 1991, each of CWM and WTI acquired a 15% fully diluted interest in a predecessor of Waste Management International from a subsidiary of the Company pursuant to the exercise of previously granted options. See "Acquisitions and Dispositions" below. In April 1992, Waste Management International sold 75,000,000 ordinary shares (20% of the post-offering outstanding shares) in an initial public offering. The proceeds of the offering, approximately $700,000,000, were used to retire third party debt and to repay advances from the Company. Immediately following the public offering, Waste Management International was owned 56%, 12% and 12% by the Company, WTI and CWM, respectively. CWM subsequently transferred its interest in Waste Management International to Rust in connection with the formation of Rust in January 1993.

COLLECTION SERVICES

  Collection services include collection and transportation of solid, hazardous and medical wastes and recyclable material from residential, commercial and industrial customers. The residential solid waste collection process, as well as the commercial and industrial solid and hazardous waste collection process, is similar to that utilized by the Company in the United States. Waste Management International provided collection services as of December 31, 1994 to governmental and private customers in ten European countries, Argentina, Australia, Brunei, Hong Kong, Indonesia, Malaysia, New Zealand and Taiwan. Business is obtained through public bids or tenders, negotiated contracts, and, in the case of commercial and industrial customers, direct contracts. Waste Management International operates approximately 280 collection and staging facilities and approximately 60 waste transfer facilities.

  At December 31, 1994, Waste Management International's collection services encompassed approximately 1,600 separate municipal contracts (the largest number of which are in Italy) serving nearly 6,600,000 households (including provision of recycling services to over one million households) and commercial and industrial collection services to nearly 240,000 solid waste and approximately 26,000 hazardous waste customers, as well as related services. The size, specifications, provisions and duration of municipal contracts vary substantially, with some such contracts also covering landfill disposal or street-sweeping or other cleaning services. Pricing for municipal contracts is generally based on volume of waste, number and frequency of collection pick-ups and disposal arrangements. Longer-term contracts typically have formulas for periodic price increases or adjustments.

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

TREATMENT AND DISPOSAL SERVICES

  Treatment and disposal services include processing of recyclable materials, operation of both solid and hazardous waste landfills, operation of municipal, trash-to-energy and hazardous waste incinerators, provision of hazardous waste treatment and site remediation services and construction of treatment or disposal facilities for third parties. The operation of solid waste landfills is currently Waste Management International's most significant treatment and disposal service. Treatment and disposal services are provided under contracts which may be obtained through public bid or tender or direct negotiation, and are also provided directly to other waste service companies. At December 31, 1994, Waste Management International operated 22 waste treatment facilities, 52 recycling and recyclables processing facilities, 11 incinerators and 57 landfills; 19 of the 22 waste treatment facilities are for hazardous waste and 4 of the 11 incinerators are hazardous waste incinerators.

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

  At present, in most countries in which Waste Management International operates, landfilling is the predominant disposal method employed. Waste Management International owns or operates solid waste landfills in Hong Kong, Italy, Sweden, France, Spain, Australia, the United Kingdom, Germany, Denmark, Argentina and New Zealand. Landfill disposal agreements may be separate contracts or an integrated portion of collection or treatment contracts. In addition, landfills may accept waste on a reserved space or per load basis. Waste Management International believes it has access to sufficient solid waste landfill capacity to meet its current needs.

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

  Waste Management International's trash-to-energy incinerator in Hamm is a German-designed plant and the only privately operated trash-to-energy facility in Germany. It is among the first trash-to-energy facilities to fully comply with that country's stringent new air pollution requirements. The facility serves the household and commercial solid waste incineration needs of a population of approximately 600,000 in Hamm and nearby towns. Under its current permits, the facility is able to produce 18 megawatts of steam-generated electricity and sold approximately 68,000 megawatt hours to the local power grid in 1994 (enough power for about 17,000 homes). In 1992, Waste Management International entered into a contract with the County of Gutersloh, Germany to design, construct, own and operate a trash-to-energy facility. The facility is being designed with a capacity of converting 268,000 metric tons per year of municipal waste and sewage sludge into energy. The facility would be capable of producing enough electricity to power more than 35,000 homes. Waste Management International also operates seven small conventional municipal solid and other waste incineration facilities.

  Waste Management International owns or operates hazardous waste treatment facilities in Italy, Sweden, France, Germany, the United Kingdom, The Netherlands, Hong Kong, Indonesia, Australia and New Zealand and has entered into agreements with respect to the development of hazardous waste treatment facilities in Argentina, Spain and Thailand. The Brescia hazardous waste treatment plant in Italy reduces and stabilizes waste through a number of treatment processes, including physical-chemical treatment, biological treatment, filtration and sludge stabilization, prior to final landfilling at Waste Management International's nearby secure hazardous waste landfill or other permitted disposal site. The facility has a modern laboratory for analyzing waste streams. The SAKAB facility in Norrtorp, Sweden is the largest hazardous waste treatment facility in Sweden and utilizes physical-chemical treatment, incineration and landfilling technologies. Waste Management International's ATM facility in Moerdijk, which is near Rotterdam in The Netherlands, handles a broad range of chemical wastes, polluted liquids (including wastewater associated with ship cleaning services) and contaminated soils and sludges and operates a paint waste treatment facility.

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

  Federal, state, local and foreign governments have also from time to time proposed or adopted other types of laws, regulations or initiatives with respect to the environmental services industry. Included among them are laws, regulations and initiatives to ban or restrict the international, interstate or intrastate shipment of wastes, impose higher taxes on out-of-state waste shipments than in-state shipments, reclassify certain categories of hazardous wastes as non-hazardous and regulate disposal facilities as public utilities. Certain state and local governments have promulgated "flow control" regulations, which attempt to require that all waste generated within the state or local jurisdiction must go to certain disposal sites. The United States Congress has from time to time considered legislation that would enable or facilitate such bans, restrictions, taxes and regulations. Due to the complexity of regulation of the industry and to public pressure, implementation of existing or future laws, regulations or initiatives by different levels of government may be inconsistent and difficult to foresee. Many state and local governments have enacted mandatory or voluntary recycling laws and bans on the disposal of yard-waste in landfills. The effect of these and similar laws is to reduce the volume of wastes that would otherwise be disposed in Company landfills. In addition, municipalities and other governmental entities with whom the Company contracts to provide solid waste collection or disposal services, or both, may require the Company as a condition of securing the business to provide recycling services and operate recycling and composting facilities, which may cause the Company to incur substantial costs. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect operations but is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed or enforced, or any failure of legislation or regulation to be enacted or enforced, in the future may affect its operations. Such matters could have a material adverse impact on the Company's financial condition or earnings for one or more fiscal quarters or years.

  The demand for certain of the services provided by the Company, particularly its hazardous waste management and remediation services, is dependent on the existence and enforcement of federal, state and foreign laws and regulations which govern the discharge of hazardous substances into the environment. Such businesses will be adversely affected to the extent that such laws or regulations are amended or repealed, with the effect of reducing the regulation of, or liability for, such activity or that the enforcement of such laws and regulations is lessened.

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

SOLID WASTE

  Operating permits are generally required at the state and local level for landfills, transfer stations and collection vehicles. Operating permits need to be renewed periodically and may be subject to revocation, modification, denial or non-renewal for various reasons, including failure of the Company to satisfy regulatory concerns. With respect to solid waste collection, regulation takes such forms as licensing of collection vehicles, truck safety requirements, vehicular weight limitations and, in certain localities, limitations on rates, area, time and frequency of collection. With respect to solid waste disposal, regulation covers various matters, including landfill location and design, groundwater monitoring, gas control, liquid runoff and rodent, pest, litter and traffic control. Zoning and land use requirements and limitations are encountered in the solid waste collection, transfer, recycling and energy recovery and disposal phases of the Company's business. In almost all cases the Company is required to obtain conditional use permits or zoning law changes in order to develop transfer station, resource recovery or disposal facilities. In addition, the Company's disposal facilities are subject to water and air pollution laws and regulations. Noise pollution laws and regulations may also affect the Company's operations. Governmental authorities have the power to enforce compliance with these various laws and regulations and violators are subject to injunctions, fines and revocation of permits. Private individuals may also have the right to sue to enforce compliance. Safety standards under the Occupational Safety and Health Act ("OSHA") are also applicable.

  The EPA and various states acting pursuant to EPA-delegated authority have promulgated rules pursuant to RCRA which serve as minimum requirements for land disposal of municipal wastes. The rules establish more stringent requirements than previously applied to the siting, construction, operation and closure of all but the smallest municipal waste landfill facilities. In certain cases, the failure of some states to adopt the federal requirements may increase costs to meet inconsistent federal and state laws applicable to the same facility. The Company does not believe that continued compliance with the more stringent minimum requirements will have a material adverse effect on the Company's operations. See also "RCRA" and "Superfund" below for additional regulatory information.

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

  The radioactive waste services of CWM are also subject to extensive governmental regulation. Due to the extensive geological and hydrological testing and environmental data required, and the complex political environment, it is difficult to obtain permits for radioactive waste disposal facilities. Various phases of CWM's low-level radioactive waste management services are regulated by various state agencies, the United States Nuclear Regulatory Commission (the "NRC") and the DOT. Regulations applicable to CWM's operations include those dealing with packaging, handling, labeling and routing of radioactive materials, and prescribe detailed safety and equipment standards and requirements for training, quality control and insurance, among other matters. Employee safety and health standards under OSHA are also applicable.

  See also "RCRA" and "Superfund" below for additional regulatory information.

ENGINEERING, CONSTRUCTION, INDUSTRIAL AND RELATED SERVICES

  RCRA, state law analogues, TSCA and other environmental statutes and regulations impose strict operational requirements on the performance of certain aspects of hazardous substances remedial work. These requirements specify complex methods for identification, storage, treatment and disposal of wastes managed during a project. Failure to meet these requirements could result in termination of contracts, substantial fines and other penalties. The practice of engineering and architecture is regulated by state statutes. All states require architects and engineers to be registered by their respective state registration boards as a condition to offering or rendering professional services. Many states also require companies offering or rendering professional services, such as Rust, to obtain certificates of authority. Rust's businesses are also subject to OSHA and to DOT regulations concerning the transportation of hazardous materials and to NRC regulations concerning services provided to nuclear power plants.

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

  In May 1994, the U.S. Supreme Court ruled that residual ash from the combustion of municipal solid waste is not exempt from federal hazardous waste regulations. As a result of the Supreme Court's decision, the EPA announced that ash from the combustion of municipal solid waste is subject to regulation as a hazardous waste if it exhibits hazardous characteristics. In response to these developments, WTI installed its patented WES-PHix technology at all of its trash-to-energy facilities not previously subject to characterization requirements and, as a result, may properly continue to manage its residual ash as non-hazardous waste. Incremental expenditures, net of expected contractual reimbursements from customers, required to treat and test residual ash at the impacted facilities have not had and are not expected to have a material adverse impact on WTI.

  WTI's businesses are also subject to the provisions of various energy-related laws and regulations, including the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The ability of WTI's trash-to-energy and small power production facilities to sell power to electric utilities on advantageous terms and conditions and to avoid burdensome public utility regulation depends, in part, upon the continuing applicability of certain provisions of PURPA, which generally exempts WTI from state and federal regulatory control over electricity prices charged by, and the finances of, WTI and its energy-producing subsidiaries. While the recent changes in Congressional leadership may increase the likelihood of a repeal or modification of PURPA, it is unlikely that such action would abrogate the long-term contracts and orders pursuant to which most of WTI's existing projects sell electricity. Furthermore, the future growth of WTI's trash-to-energy and other small power facilities business is not expected to be materially and adversely affected if the various benefits of PURPA were repealed or substantially reduced on a prospective basis, due to the passage of the Energy Policy Act of 1992 ("EPACT"). EPACT created an alternative ownership mechanism by which independent power producers can participate in the electricity generation industry without the burdens of traditional public utility regulation.

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

  RCRA also imposes restrictions on land disposal of certain hazardous wastes and prescribes standards for hazardous waste land disposal facilities. Under RCRA, land disposal of certain types of untreated hazardous wastes has been banned except where the EPA has determined that land disposal of such wastes and treatment residuals should be permitted. The disposal of liquids in hazardous waste land disposal facilities is also prohibited.

  The EPA from time to time considers fundamental changes to its regulations under RCRA that could facilitate exemptions from hazardous waste management requirements, including policies and regulations that could implement the following changes: redefine the criteria for determining whether wastes are hazardous; prescribe treatment levels which, if achieved, could render wastes non-hazardous; encourage further recycling and waste minimization; reduce treatment requirements for certain wastes to encourage alternatives to incineration; establish new operating standards for combustion technologies; and indirectly encourage on-site remediation. To the extent such changes are adopted, they can be expected to adversely affect the demand for CWM's services.

  In addition to the foregoing provisions, RCRA regulations require the Company to demonstrate financial responsibility for possible bodily injury and property damage to third parties caused by both sudden and nonsudden accidental occurrences. See "Insurance" below. Also, RCRA regulations require WMI and CWM to provide financial assurance that funds will be available when needed for closure and post-closure care at their waste treatment, storage and disposal facilities, the costs of which could be substantial. Such regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test and a guarantee by a parent corporation. Under RCRA regulations, a company must pay the closure costs for a waste treatment, storage or disposal facility owned by it upon the closure of the facility and thereafter pay post-closure care costs. If such a facility is closed prior to its originally anticipated time, it is unlikely that sufficient funds will have been accrued over the life of the facility to fund such costs, and the owner of the facility could suffer a material adverse impact as a result. Consequently, it may be difficult to close such facilities to reduce operating costs at times when, as is currently the case in the hazardous waste services industry, excess treatment, storage or disposal capacity exists.

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

  Superfund created a revolving fund to be used by the federal government to pay for the cleanup efforts. In late 1990, federal Superfund spending through the end of the government's 1994 fiscal year was authorized to a maximum of $5.1 billion. For the federal government's 1995 fiscal year, a maximum of $1.4 billion of Superfund spending has been authorized.

  The U. S. Congress may consider reauthorization and revision of the Superfund statute in 1995. In addition to possible changes in the statute's funding mechanisms and provisions for allocating cleanup responsibility, it is possible that Congress also will fundamentally alter the statute's provisions governing the selection of appropriate site cleanup remedies. For example, Congress may consider whether to continue Superfund's current reliance on stringent technology standards issued under other statutes (such as RCRA) to govern removal and treatment of remediation wastes or to adopt new approaches such as national or site-specific risk based standards. This and other potential policy changes could significantly affect the stringency and extent of site remediation, the types of remediation techniques that will be employed, and the degree to which permitted hazardous waste management facilities will be used for remediation wastes. In addition, Congress may consider revision of the liability imposed by the Superfund law for remediation of contamination caused prior to a party's acquisition of a contaminated site, which could reduce the remediation obligations of the Company and others who currently are jointly and severally liable for remediation obligations under Superfund.

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

COMPETITION

  Waste Management is the largest provider of comprehensive solid waste management services in North America and CWM is a leading provider of hazardous waste management services in the United States.

  Waste Management encounters intense competition, primarily in the pricing and rendering of services, from various sources in all phases of its solid waste management and related operations. In the solid waste collection phase, competition is encountered, for the most part, from national, regional and local collection companies as well as from municipalities and counties (which, through use of tax revenues, may be able to provide such services at lower direct charges to the customer than can Waste Management) and some large commercial and industrial companies which handle their own waste collection. In the solid waste transfer, resource recovery and disposal phases of its operations, competition is encountered primarily from municipalities, counties, local governmental agencies, other national or regional waste management companies and certain large corporations not primarily involved in the solid waste management services business. The Company also encounters intense competition in pricing and rendering of services in its medical and infectious waste management, portable sanitation and street sweeping and parking lot cleaning services businesses from numerous large and small competitors.

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

  The service industries in which Rust competes are highly competitive. Rust encounters intense competition, primarily in pricing, quality and reliability of services from various sources in all aspects of its engineering, construction, environmental and infrastructure consulting, hazardous and radioactive substance remediation, and on-site industrial and related services operations.

  WTI experiences substantial competition in all aspects of its business. It competes with a large number of firms, both nationally and internationally, some of which may have substantially greater financial and technical resources than WTI. The principal competitive factors with respect to its project development activities include technological performance, service, technical know-how, price and performance guarantees. Competing for selection as a project developer may require commitment of substantial resources over a long period of time, without any certainty of being ultimately selected. Competition for attractive development opportunities is intense, as there are a number of competitors in the industry interested in such opportunities.

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

  Pursuant to the First Amended and Restated International Business Opportunities Agreement, dated January 1, 1993, by and among CWM, WTI, Waste Management International, Inc., Waste Management International, Rust and the Company (as amended, the "IBOA"), which agreement is also a successor to certain prior agreements among certain of the parties, each of CWM, WTI and Rust has agreed that, until the later of July 1, 2000 or the date on which the Company ceases to beneficially own a majority of the outstanding voting equity interests of such subsidiary or ceases to beneficially own a majority of the outstanding voting equity interests of Waste Management International, and in each case no longer has an option to obtain such ownership, such subsidiary will not engage in waste management services; design, development, construction and operation of trash-to-energy facilities; collection, storage, processing, treatment or disposal of hazardous wastes (including hazardous substance remediation services); or design, engineering and construction (where the customer is seeking third-party operation), operation and maintenance of water, wastewater and sewage treatment facilities (including facilities for treating hazardous waste streams whether or not the customer is seeking third-party operation) outside North America (i.e., the United States, its territories and possessions, Canada and Mexico) (the "Waste Management International Allocated Activities"), except with respect to licensing of technology and minor interests of CWM, WTI or Rust in publicly held entities. WTI may engage outside North America in the design, engineering, construction, operation and maintenance of chimneys and air pollution control facilities (the "WTI Allocated Activities"). Rust may engage outside North America in activities relating to (i) architectural services,
(ii) engineering and design services and procurement, construction and construction management services (including marine construction and dredging), other than those relating to the Waste Management International Allocated Activities and the WTI Allocated Activities, (iii) scaffolding services, (iv) demolition and dismantling services, (v) environmental consulting services, and
(vi) industrial facility and power plant maintenance services (the "Rust Allocated Activities"). Each of CWM, WTI, Rust and the Company have agreed that, until the later of (x) July 1, 2000 or (y) the date on which the Company ceases to beneficially own a majority of the outstanding voting equity interests of Waste Management International (including ordinary shares owned by Rust and WTI, if majority-owned by the Company), and no longer has an option to obtain such ownership, it and its affiliated entities shall not participate outside North America in the Waste Management International Allocated Activities except through Waste Management International. Sales by the Company of recyclables, licensing of technology and minor investments by the Company in publicly held entities are also permitted activities of the Company outside North America. Waste Management International has agreed that for the same time periods as are applicable to CWM, WTI, Rust and the Company above in this paragraph, it will not engage in North America in the type of activities included within the Waste Management International Allocated Activities outside North America and will not engage in the WTI Allocated Activities or the Rust Allocated Activities. Businesses or assets acquired by a party to the IBOA which are in the domain of another party thereto (according to the allocations described above) must be offered for sale to the other party at fair market value.

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

  In addition, in connection with the proposed transfer by Rust of its hazardous and radioactive substance remediation business (see "Acquisitions and Dispositions" below), the Company, Rust and their respective wholly owned affiliates would agree with the transferee for a period of seven years following the close of such transfer not to engage in providing on-site hazardous and radioactive substance remediation services in North America.

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

  Although the Company's insurance program includes coverage for sudden and accidental Environmental Impairment Liability ("EIL") risk, insurance coverage in large amounts for non-sudden and accidental EIL risk continues to be unavailable at a cost which management believes is reasonable. The coverage terms and cost of the limited risk transfer EIL insurance of this type which is available to the Company are such that the insurance has not been purchased. To satisfy existing governmental requirements, the Company has secured non-sudden and accidental EIL insurance coverage in amounts believed to be in compliance with federal and state law. Under that policy, losses paid by the carrier must be reimbursed by the Company over a period of years. A claim under such an insurance policy which does not transfer risk, if successful and of sufficient magnitude, could have a material adverse effect on the Company's business, results of operation or financial condition.

EMPLOYEES

  WMX Technologies and its subsidiaries employ a total of approximately 74,400 persons in their worldwide operations. Of this number, the Company employs approximately 32,200 persons in its WMI solid waste and related services operations, including approximately 24,600 persons employed in solid waste collection, transfer, resource recovery and disposal activities, and approximately 7,600 persons employed in managerial, executive, sales, clerical, data processing and other solid waste and related activities.

  CWM (excluding Rust) employed approximately 3,600 persons at December 31, 1994. Approximately 230 of CWM's employees were employed as managers or executives and approximately 2,500 were employed in hazardous waste transportation, treatment, resource recovery and disposal activities (including approximately 630 performing technical, analytical or engineering services), and approximately 870 were employed in sales, clerical, data processing and other hazardous waste-related activities.

  At December 31, 1994, WTI had approximately 4,100 full-time employees. WTI considers relations with its employees to be good .

  Rust employed approximately 16,400 persons at December 31, 1994, of whom approximately 5,700 provided technical or engineering services (excluding craft personnel hired on a temporary basis).

  As of December 31, 1994, Waste Management International employed approximately 18,100 persons. Of this number, Waste Management International employed approximately 13,700 persons in its collection service operations, 2,100 in its treatment and disposal services operations and 2,300 in administrative functions.

  At December 31, 1994, approximately 6,800 of the Company's employees in North America were unionized, primarily in the Company's solid waste and related services operations, under collective bargaining agreements expiring on various dates through 2000. At December 31, 1994, approximately 13,800 Waste Management International employees were represented by labor unions. The Company believes its employee relations are good.

ACQUISITIONS AND DISPOSITIONS

  Since August 1971, the Company has acquired a number of companies, and certain assets of other companies, engaged in various phases of the environmental services industry. See Note 3 to the Company's Consolidated Financial Statements filed as an exhibit to this report and incorporated herein by reference. The amounts and types of consideration generally have been determined by direct negotiations with the owners of the businesses acquired. In most instances, the owners of the acquired businesses were few in number, and often certain key former owners have continued to operate the businesses following acquisition by the Company. During 1994, the Company continued to acquire additional operations in the environmental services industry.

  Acquisitions have historically contributed significantly to the Company's growth. The Company's growth prospects may be affected by the availability of additional business acquisitions at reasonable prices and the Company's ability to finance such acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" filed as an exhibit to this report and incorporated herein by reference for a discussion of capital expenditures by the Company, including acquisitions. Other well-capitalized companies also compete intensely for businesses available to be acquired. The Company is continually engaged in the process of considering and negotiating additional acquisitions. Some future acquisitions could be material. The acquisition of businesses also entails certain inherent risks. Although the Company reviews businesses to be acquired, because of the nature of the liabilities involved in these businesses, there can be liabilities which will not become known until after the transactions are consummated. The Company seeks to minimize the impact of these liabilities and expenditures by obtaining indemnities and warranties from the seller which may be supported by deferring payment of a portion of the purchase price. These indemnities and warranties, if obtained, may not, however, fully cover the liabilities due to their limited scope, amount, or duration, the financial limitations of the indemnitor or warrantor, or other reasons. Businesses purchased may require expenditures to make up for deferred maintenance and to improve the quality or quantity of assets acquired. In certain cases, the Company establishes reserves in respect of the anticipated costs of remediation for acquired sites.

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

  As part of the merger, the Company, WTI and CWM also entered into certain ancillary agreements. The principal elements of the ancillary agreements include (i) the Company's provision of certain financial assistance to WTI,
(ii) an option permitting WTI to purchase the Company's medical waste disposal business at a 15% discount from the fair market value of such business, (iii) provisions for the joint development by WTI and the Company of recycling services and technology, and (iv) an agreement (A) pursuant to which the Company will make various services available to WTI, WTI will lend its excess cash to the Company, the Company will fund WTI's capital requirements (subject to a limit of the amount of funds loaned by WTI to the Company plus, until September 1995, $100 million), (B) which provided for the allocation of business opportunities among the Company and its majority-owned subsidiaries (such provisions having been superseded by the arrangements described above under "Competition") and (C) which includes an option enabling the Company to maintain its majority ownership of WTI.

  The ancillary agreements also included certain options whereby in August 1991, CWM and WTI each acquired a 15% fully diluted equity interest in newly issued common stock of a predecessor of Waste Management International, which became interests in Waste Management International in 1991. Such interests were reduced to 12% as a result of the Waste Management International initial public offering in 1992. CWM financed the purchase by issuing a 10-year, convertible subordinated debenture to the Company in the amount of $168,974,000 with interest payable at 6% per year. In December 1992, the debenture was converted in accordance with its terms into 8,046,380 shares of CWM common stock. WTI acquired the Waste Management International shares by issuing approximately 12,000,000 shares (as adjusted for a two-for-one stock split) of its common stock to the Company. In January 1993, CWM contributed its interest in Waste Management International to Rust.

  In May 1993, pursuant to an agreement (the "NSC Purchase Agreement") by and among NSC, NSC's wholly owned subsidiary, NSC Industrial Services Corp., Brand, the Company and OHM Corporation, previously an approximately 70% stockholder of NSC ("OHM"), Brand transferred its asbestos abatement business to NSC in exchange for an approximately 41% interest in NSC Corporation and two industrial services companies of NSC. Rust assumed the rights and obligations of Brand under the NSC Purchase Agreement upon consummation of the merger of Brand into a subsidiary of Rust.

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

  In September 1993, CWM announced a strategic reconfiguration of its operations to meet then-current market demand. Among the actions taken as part of this program were the elimination of approximately 1,600 positions, consolidation of operations, sale of selected service centers in marginal service lines and geographies, and centralization of several functions to improve efficiency. The restructuring was based on the assumption that future base business revenue growth, if any, would not keep pace with the recovery in the general economy and that CWM would not make investments which would be primarily supported by non-recurring (event business) volumes. On March 14, 1995, the Company's Board of Directors approved a plan to further reduce the scope of the chemical waste services business by selling or otherwise eliminating technologies and service locations which are not meeting customer service or performance objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook," incorporated by reference in this report, for further information.

  In March 1994, the Company sold its Modulaire(R) mobile office services business to the GE Modular Space Division of Transport International Pool, Inc., a subsidiary of General Electric Corporation.

  In the fourth quarter of 1994, OHM agreed to acquire Rust's hazardous and radioactive substance remediation business in exchange for a 40% interest in OHM. Consummation of the transaction is subject to satisfaction of various closing conditions, including the approval of OHM's stockholders.

  On January 24, 1995, the Company acquired CWM common stock representing the approximately 21% interest in CWM held at that time by public stockholders. The acquisition occurred pursuant to a merger (the "Merger") in which all publicly held shares of CWM common stock were converted into convertible subordinated notes of the Company due January 24, 2005 and having a principal amount at maturity of $1,000 per note (the "Notes"), subject to the payment of cash in lieu of the issuance of fractional Notes. For a description of the terms of the Notes, see Note 16 to the Company's Consolidated Financial Statements incorporated herein by reference. The Merger was approved by a committee of independent directors of CWM and by a majority of the public stockholders of CWM. As a result of the Merger, CWM became a wholly owned subsidiary of the Company.

  In February 1995, the Company offered to acquire the approximately 4% of Rust's shares held by the public for $14 per share in cash. The transaction is subject to approval by a special committee of independent directors appointed by the Rust Board of Directors, but does not require stockholder approval. If approved, the transaction is expected to be completed during the second quarter of 1995.

  The Company has also acquired numerous companies and interests in companies internationally through Waste Management International or its predecessors. See "International Waste Management and Related Services."

ITEM 2. PROPERTIES.

  The principal property and equipment of the Company consists of land (primarily disposal sites), buildings and waste treatment or processing facilities (other than disposal sites), and vehicles and equipment, which as of December 31, 1994 represented approximately 18%, 6% and 28%, respectively, of the Company's total consolidated assets. The Company believes that its vehicles, equipment and operating properties are well maintained and suitable for its current operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" filed as an exhibit to this report and incorporated by reference herein for a discussion of property and equipment expenditures by the Company for the last three years and the capital budget for 1995. The Company's subsidiaries lease numerous office and operating facilities throughout the world. For the year ended December 31, 1994, aggregate annual rental payments on real estate leased by the Company and its subsidiaries approximated $130,366,000.

  The principal fixed assets of Waste Management consist of vehicles and equipment (which include, among other items, approximately 18,900 collection and transfer vehicles, 1,495,000 containers and 20,500 stationary compactors in the United States and Canada). WMI owns or leases real property in most states and Canadian provinces in which it is doing business. At December 31, 1994, 105 solid waste disposal facilities, aggregating approximately 64,000 total acres, including approximately 14,080 permitted acres, were owned by Waste Management in the United States and Canada and 29 facilities, aggregating approximately 14,370 total acres, including approximately 6,040 permitted acres, were leased from parties not affiliated with Waste Management under leases expiring from 1995 to 2085.

  The principal fixed assets of CWM (excluding Rust) consist of its network of transportation, treatment, storage and disposal facilities and its fleet of transportation vehicles. At December 31, 1994, CWM owned or leased in the United States a total of 20 treatment, resource recovery or disposal facilities. At such date, CWM's chemical waste facilities with secure land disposed sites aggregated approximately 10,500 acres, including approximately 3,050 permitted acres.

  The principal property and equipment of Rust consist of Rust's vehicles, equipment and scaffolding inventory, which as of December 31, 1994 represented (including its subsequently sold headquarters buildings) approximately 19% of Rust's total consolidated assets. The principal fixed assets utilized in Rust's operations at December 31, 1994 consisted of vehicles and equipment (which included, among other items, air monitoring equipment, decontamination trailers, mobile laboratory trailers, vacuum trucks, office trailers, pieces of heavy excavating machinery, mobile waste treatment units and scaffolding inventory). Rust believes that its vehicles, equipment and scaffolding inventory are well maintained and suitable for its current operations. Rust leases its corporate offices in Birmingham, Alabama and numerous office, warehouse and equipment and scaffolding yard facilities in various locations throughout the United States.

  WTI currently owns, operates or leases 16 trash-to-energy facilities, six cogeneration and small power production facilities, two coal handling facilities, four biosolids drying and pelletizing facilities and various other manufacturing, office and warehouse facilities. Facilities leased or operated (but not owned) by WTI are under leases or agreements having terms expiring from the years 1996 to 2011, subject to renewal options in certain cases.

  The principal property and equipment of Waste Management International consist of land (primarily disposal sites), buildings and other waste treatment or processing facilities (other than disposal sites), vehicles and equipment. Waste Management International believes that its vehicles, equipment, and operating properties are well maintained and suitable for its current operations, although, due to its many recent acquisitions, vehicles are not standardized. The principal fixed assets utilized in Waste Management International's collection services operations at December 31, 1994 consisted of vehicles and equipment (which included, among other items, approximately 6,600 collection, transportation, and other route vehicles and approximately 300 pieces of landfill and other heavy equipment), and approximately 280,000 containers, including approximately 3,150 stationary compactors. In addition, Waste Management International owns approximately 700 pieces of hazardous waste equipment, consisting predominately of containers and collection vehicles. The principal fixed assets utilized in Waste Management International's treatment and disposal services operations at December 31, 1994 consisted of 49 solid waste landfills owned, leased or operated by Waste Management International aggregating approximately 3,400 acres, of which 2,470 are permitted, 8 hazardous waste landfills owned or leased by Waste Management International aggregating approximately 1,120 acres, of which approximately 970 acres are permitted, and trash-to-energy, other treatment, storage, or disposal and various other manufacturing, office and warehouse facilities owned, leased or operated by Waste Management International.

ITEM 3. LEGAL PROCEEDINGS.

  Some of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. At December 31, 1994, CWM and its subsidiaries (other than Rust) were involved in three such governmental proceedings, WTI was involved in two such proceedings and Rust was involved in one such proceeding (described below) where it is believed that sanctions involved in each instance may exceed $100,000.

  On October 4, 1994, the United States Department of Justice commenced litigation against an indirect subsidiary of Rust and others in the United States District Court for the District of Idaho alleging that the defendants violated the National Emissions Standards for Hazardous Air Pollutants of the Clean Air Act while engaged in asbestos removal activities in 1989 and 1990 prior to Rust's acquisition of the subsidiary. The lawsuit sought civil penalties and injunctive relief. The Department of Justice and the subsidiary negotiated a resolution of the matter, and on January 26, 1995, the District Court approved a Consent Decree which conclusively resolved the lawsuit with respect to the subsidiary. Pursuant to the Consent Decree, the subsidiary paid a civil penalty of $353,800.

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

  As of December 31, 1994, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 104 locations listed on the Superfund National Priority List ("NPL"). Of the 104 NPL sites at which claims have been made against the Company, 19 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially sited by others as land disposal facilities. At each of the 19 owned facilities, the Company is working in conjunction with the government to characterize or to remediate identified site problems. In addition, at these 19 facilities the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 85 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are substantially uncertain.

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

  Following an examination of WTI's federal income tax returns for the period 1986-1988, the Internal Revenue Service (the "IRS") in January 1993 proposed a significant adjustment related to the 1988 sale of a former subsidiary, which WTI disputed. In March 1994, WTI and the IRS filed a Stipulation of Settlement with the U.S. Tax Court to resolve the dispute for an aggregate amount of approximately $70,000,000. On April 15, 1994, WTI paid approximately $29,800,000, its share of the stipulated settlement liability, and a former affiliate of WTI paid approximately $19,200,000, to the IRS. The Tax Court subsequently accepted the stipulation of settlement. Under a tax sharing agreement between WTI and a second former affiliate of WTI, WTI was to be indemnified by the second former affiliate for approximately $21,000,000 of the total stipulated settlement liability beyond the $29,800,000 agreed WTI share. After the second former affiliate of WTI refused to honor its indemnification commitment to WTI, WTI instituted suit against it. In December 1994, after trial, judgment was entered in favor of WTI against the second former affiliate, requiring it to pay its obligation to WTI, which it did in February 1995.

  The Company has brought suit against a substantial number of insurance carriers in an action entitled Waste Management, Inc. et al. v. The Admiral Insurance Company, et al. pending in the Superior court in Hudson County, New Jersey. In this action the Company is seeking a declaratory judgment that environmental liabilities asserted against the Company or its subsidiaries, or that may be asserted in the future, are covered by insurance policies purchased by the Company or its subsidiaries. The Company is also seeking to recover defense costs and other damages incurred as a result of the assertion of environmental liabilities against the Company or its subsidiaries for events occurring over at least the last 25 years at approximately 130 sites and the defendant insurance carriers' denial of coverage of such liabilities. The defendants have denied liability to the Company and have asserted various defenses, including that environmental liabilities of the type for which the Company is seeking relief are not risks covered by the insurance policies in question. The defendants are contesting these claims vigorously. Discovery is currently underway in this proceeding and is expected to continue for several years. No trial date has been set. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's financial statements for any future recoveries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to the Company's security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names and ages of the Company's executive officers (as defined by regulations of the Securities and Exchange Commission), the positions they hold with the Company and summaries of their business experience. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

  J. Steven Bergerson, age 52, has been Senior Vice President--Law and Compliance, since August 1992. He has been a Vice President of the Company since 1984 and was General Counsel of the Company from 1974 until August 1992. Mr. Bergerson has been employed by the Company since 1973 and intends to retire from the Company effective March 31, 1995.

  Dean L. Buntrock, age 63, has been a director of the Company and has served as Chairman of the Board and Chief Executive Officer of the Company since 1968. From September 1980 to November 1984, he also served as President. From May 1993 to January 1995, Mr. Buntrock was also Chairman of the Board of CWM, a position he had also held from 1986 to 1991. Mr. Buntrock is also a director of WTI, Rust, Waste Management International, Boston Chicken, Inc. and First Chicago Corporation.

  Herbert A. Getz, age 39, has been a Vice President of the Company since May 1990 and General Counsel since August 1992. He has also been Secretary of the Company since January 1988. He also served as Assistant General Counsel of the Company from December 1985 until August 1992. Mr. Getz has also held the offices of Vice President, General Counsel and Secretary at WMI from April 1989 until December 1993, and Vice President and Secretary of Rust from January 1993 to May 1994. He served as Vice President, Secretary and General Counsel of WTI from November 1990 until May 1993. Mr. Getz commenced employment with the Company in 1983. He is a director of NSC.

  Thomas C. Hau, age 59, has been a Vice President and the Controller and Principal Accounting Officer of the Company since he commenced employment with the Company in September 1990. From 1971 until his employment by the Company, Mr. Hau was a partner of Arthur Andersen LLP.

  James E. Koenig, age 47, has been a Senior Vice President of the Company since May 1992, Treasurer of the Company since 1986 and its Chief Financial Officer since 1989. Mr. Koenig first became a Vice President of the Company in 1986. From 1984 to 1986, Mr. Koenig was Staff Vice President and Assistant to the Chief Financial Officer of the Company. Mr. Koenig has been employed by the Company since 1977. Mr. Koenig also served as Vice President, Chief Financial Officer and Treasurer of WTI from November 1990 to May 1993. He also serves as a director of WTI, Waste Management International and Rust.

  D. P. Payne, age 52, has been elected Senior Vice President of the Company effective April 1, 1995, a position he previously held from 1990 to 1993. He has also been Chairman of the Board of Directors of CWM since March 1995 and served as President and Chief Executive Officer of CWM from 1991 to March 1995. Prior to becoming employed by the Company in 1990, Mr. Payne had been Vice President and Area General Manager of the Midwestern Area of International Business Machines Corporation. He is also a director of Rust.

  Phillip B. Rooney, age 50, has served as a director of the Company since 1981 and as its President and Chief Operating Officer since November 1984. Since January 1994, he has also served as Chairman of the Board and Chief Executive Officer of WMI. Mr. Rooney commenced employment with the Company in 1969 and first became an officer of the Company in 1971. Since November 1990, he has served as Chairman of the Board and Chief Executive Officer of WTI, and since January 1993, as Chairman of the Board of Rust. Mr. Rooney is also a director of Waste Management International, Rust, WTI, Illinois Tool Works, Inc., Caremark International Inc., Urban Shopping Centers, Inc., and ServiceMaster Management Corporation, the general partner of ServiceMaster Limited Partnership.

  Donald A. Wallgren, age 53, has been Vice President and Chief Environmental Officer of the Company since 1992. He held the same position at WMI from 1989 to May 1990. From 1990 to 1992 he served as Vice President-Recycling, Development and Environmental Management of WMI. Mr. Wallgren has been employed by the Company since 1979.

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

                                              1993 QUARTERLY
                                                  SUMMARY
                                              ---------------   CASH DIVIDENDS
                                               HIGH     LOW   DECLARED PER SHARE
                                              ------- ------- ------------------
      First.................................. $40 1/4 $33 5/8        $.13
      Second.................................  36 3/8  29 1/4         .15
      Third..................................  33 1/8  29 1/2         .15
      Fourth.................................  30 5/8  23             .15
                                              1994 QUARTERLY
                                                  SUMMARY
                                              ---------------   CASH DIVIDENDS
                                               HIGH     LOW   DECLARED PER SHARE
                                              ------- ------- ------------------
      First.................................. $30 3/4 $23            $.15
      Second.................................  29 3/8  22 5/8         .15
      Third..................................  30 3/8  26 3/8         .15
      Fourth.................................  30      24 1/2         .15

  At March 22, 1995, the Company had approximately 65,000 stockholders of record.

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

  In September 1990, WMX Technologies announced its authorization to purchase up to 25,000,000 shares of its common stock from time to time over the following 24-month period in the open market or in privately negotiated transactions. This program has been extended through September 1996. During 1992 and 1993 the Company purchased approximately 7,600,000 shares and 8,400,000 shares, respectively, of its common stock under this program. No Company shares were repurchased in 1994.

  During 1994, the Company sold put options on 17,900,000 shares of its common stock in conjunction with the repurchase program. The put options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares, in lieu of repurchasing the stock. Options on 9,000,000 shares expired unexercised in 1994, as the price of the Company's stock was in excess of the strike price at maturity. Options on 4,700,000 shares were exercised in February 1995, and the Company elected to settle them for cash. The remaining 4,300,000 options expire in July and August 1995, at strike prices ranging from $25.588 to $28.833 per share. The Company sold additional put options in February and March 1995 to replace those which matured. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Structure" incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected consolidated financial information for each of the five years in the period ended December 31, 1994 is derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is incorporated by reference in this report. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, and the related Notes, and the other financial information which are filed as exhibits to this report and incorporated herein by reference.

                                  (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)
                                           YEAR ENDED DECEMBER 31,
                         -----------------------------------------------------------
                           1990/1/     1991/2/     1992/3/     1993/4/     1994/5/
                         ----------- ----------- ----------- ----------- -----------
Revenue................. $ 6,034,406 $ 7,550,914 $ 8,661,027 $ 9,135,577 $10,097,318
Net income.............. $   684,762 $   606,323 $   850,036 $   452,776 $   784,381
Earnings per common and
 common equivalent
 share.................. $      1.44 $      1.23 $      1.72 $       .93 $      1.62
Total assets............ $10,518,243 $12,572,310 $14,114,180 $16,264,476 $17,538,914
Long-term debt, less
 portion payable within
 one year............... $ 3,139,623 $ 3,782,973 $ 4,312,511 $ 6,145,584 $ 6,044,411
Dividends per share..... $       .35 $       .42 $       .50 $       .58 $       .60

--------
/1/The results for 1990 include an extraordinary charge of $24,547,000, or $.05 per share, representing the Company's percentage interest in the writedown by WTI of WTI's investment in the stock of The Henley Group, Inc. and Henley Properties Inc. to market value.
/2/The results for 1991 include a special charge of $296,000,000 (before tax and minority interest) primarily to reflect then current estimates of the environmental remediation liabilities at waste disposal sites previously used or operated by the Company and its subsidiaries or their predecessors.
/3/The results for 1992 include a non-taxable gain of $240,000,000 (before minority interest) resulting from the initial public offering of Waste Management International; special charges of $219,900,000 (before tax and minority interest) primarily related to writedowns of the Company's medical waste business, CWM incinerators in Chicago, Illinois and Tijuana, Mexico and Brand's investment in its asbestos abatement business and certain restructuring costs incurred by Brand and CWM related to the formation of Rust, and one time after-tax charges aggregating $71,139,000, or $.14 per share, related to the cumulative effect of adopting two new accounting standards. See Notes 2, 11 and 13 to the Company's Consolidated Financial Statements.
/4/The results for 1993 include a non-taxable gain of $15,109,000 (before minority interest) relating to the issuance of shares by Rust, as well as the Company's share of a special asset revaluation and restructuring charge of $550,000,000 (before tax and minority interest) recorded by CWM related primarily to a revaluation of CWM's thermal treatment business, and a provision of approximately $14,000,000 to adjust deferred income taxes resulting from the 1993 tax law change. See Note 13 to the Company's Consolidated Financial Statements.
/5/The results for 1994 include a charge of $9,200,000 (before tax and minority interest) recorded by Rust to write off assets and recognize costs of exiting certain of Rust's service lines and closing offices in a consolidation of its engineering and construction groups. See Note 13 to the Company's Consolidated Financial Statements.
/6/Certain amounts have been restated to conform to 1994 classifications.

  Reference is made to the ratio of earnings to fixed charges for each of the years ended December 31, 1990, 1991, 1992, 1993 and 1994, as set forth in
Exhibit 12 to this report, which ratios are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 30 to 38 of the Company's 1994 Annual Report to Stockholders (the "Annual Report"), which discussion is filed as an exhibit to this report and incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  (a) The Consolidated Balance Sheets as of December 31, 1993 and 1994, Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1994 and Notes to Consolidated Financial Statements set forth on pages 39 to 59 of the Annual Report are filed as an exhibit to this report and incorporated herein by reference.

  (b) Selected Quarterly Financial Data (Unaudited) is set forth in Note 15 to the Consolidated Financial Statements referred to in Item 8(a) above and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Reference is made to the information set forth in the 14 paragraphs under the caption "Election of Directors" beginning on page 2 of the Company's proxy statement for the annual meeting scheduled for May 12, 1995 (the "Proxy Statement") for a description of the directors of the Company, which paragraphs are incorporated herein by reference. Information concerning the executive officers of the Company is set forth above under "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

  Reference is made to the information set forth under the caption "Compensation" on pages 10 through 16 of the Proxy Statement, which information, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Reference is made to the information, including the tables and the footnotes thereto, set forth under the caption "Securities Ownership of Management" on pages 4 through 9 of the Proxy Statement, for certain information respecting ownership of common stock of the Company, WTI, Waste Management International and Rust, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Reference is made to the second paragraph under the caption "Compensation of Directors" on page 14 and the paragraph under the caption "Compensation Committee Interlocks and Insider Participation" on page 16 of the Proxy Statement and the information set forth under the caption "Certain Transactions" beginning on page 23 of the Proxy Statement for certain information with respect to certain relationships and related transactions, which paragraphs are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K.

  (a) Financial Statements, Schedule and Exhibits.

    I. Financial Statements--filed as an exhibit hereto and incorporated herein by reference.

      (i)   Consolidated Statements of Income for the years ended
            December 31, 1992, 1993 and 1994;
      (ii)  Consolidated Balance Sheets--December 31, 1993 and 1994;
      (iii) Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1994;
      (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1992, 1993 and 1994;
      (v)   Notes to Consolidated Financial Statements; and
      (vi)  Report of Independent Public Accountants.

    II. Schedule
      (i)   Schedule II--Reserves
      (ii)  Report of Independent Public Accountants on Schedule

      All other schedules have been omitted because the required information is not significant or is included in the financial statements or the notes thereto, or is not applicable.

    III. Exhibits.

    The exhibits to this report are listed in the Exhibit Index elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements/1/.


     (i) 1981 Stock Option Plan for Non-Employee Directors of reg-istrant (Exhibit 19 to registrant's report on Form 10-Q for the quarter ended June 30, 1982)
     (ii) WMX Technologies, Inc. 1982 Stock Option Plan, as amended to March 11, 1988 (Exhibit 10.3 to registrant's 1988 an-nual report on Form 10-K)
     (iii) Deferred Director's Fee Plan, as amended (Exhibit 10.3 to registrant's 1990 annual report on Form 10-K)
     (iv) Director's Phantom Stock Plan (Exhibit 10.9 to regis-trant's 1984 annual report on Form 10-K)
     (v) Employment Agreement, dated as of September 1, 1986, by and between the registrant and Phillip B. Rooney (Exhibit
               19.4 to registrant's report on Form 10-Q for the quarter ended September 30, 1986)
     (vi) WMX Technologies, Inc. Corporate Incentive Bonus Plan (Ex-hibit B to registrant's Proxy Statement for its 1995 An-nual Meeting of Stockholders)
     (vii)     WMX Technologies, Inc. Supplemental Executive Retirement
               Plan, as amended and restated May 14, 1993 (Exhibit 10 to the registrant's report on Form 8-K dated July 15, 1993)
     (viii)    Chemical Waste Management, Inc. 1992 Stock Option Plan
               (Exhibit 10.19 to Chemical Waste Management, Inc.'s 1991 annual report on Form 10-K)
     (ix)      Supplemental Retirement Benefit Agreement, dated as of
               January 1, 1989, by and between the registrant and Peter
               H. Huizenga (Exhibit 10.16 to Post-Effective Amendment No.
               2 to registrant's registration statement on Form S-1, Reg-istration No. 33-13839)


     (x)       Chemical Waste Management, Inc. 1986 Stock Option Plan, as
               amended (Exhibit 10.1 to Chemical Waste Management, Inc.'s
               1989 annual report on Form 10-K)
     (xi)      Chemical Waste Management, Inc. 1986 Stock Option Plan for
               Non-Employee Directors (Exhibit 10.2 to Chemical Waste
               Management, Inc.'s registration statement on Form S-1,
               Registration No. 33-8509)
     (xii)     Chemical Waste Management, Inc. Deferred Director's Fee
               Plan (Exhibit 10.5 to Chemical Waste Management, Inc.'s
               registration statement on Form S-1, Registration No. 33-
               8509)
     (xiii)    WMX Technologies, Inc. Director's Charitable Endowment
               Plan (Exhibit 10.20 to registrant's 1989 annual report on
               Form 10-K)
     (xiv)     Supplemental Retirement Benefit Agreement dated as of Jan-
               uary 1, 1991 by and between registrant and Donald F. Flynn
               (Exhibit 10.17 to registrant's 1990 annual report on Form
               10-K)
     (xv)      Restricted Unit Plan for Non-Employee Directors of
               Wheelabrator Technologies Inc. as amended through June 10,
               1991 (Exhibit 19.03 to the report on Form 10-Q of
               Wheelabrator Technologies Inc. for the quarter ended June
               30, 1991)
     (xvi)     1988 Stock Plan for Executive Employees of Wheelabrator
               Technologies Inc. and its subsidiaries (the "WTI 1988
               Stock Plan") (Exhibit 28.1 to Amendment No. 1 to the reg-
               istration statement of Wheelabrator Technologies Inc. on
               Form S-8, Registration No. 33-31523)
     (xvii)    Amendments dated as of September 7, 1990 to the WTI 1988
               Stock Plan (Exhibit 19.02 to the 1990 annual report on
               Form 10-K of Wheelabrator Technologies Inc.)
     (xviii)   Amendment dated as of November 1, 1990 to the WTI 1988
               Stock Plan (Exhibit 19.04 to the 1990 annual report on
               Form 10-K of Wheelabrator Technologies Inc.)
     (xix)     1986 Stock Plan for Executive Employees of Wheelabrator
               Technologies Inc. and its subsidiaries (the "WTI 1986
               Stock Plan") (Exhibit 28.2 to Amendment No. 1 to the reg-
               istration statement of Wheelabrator Technologies Inc. on
               Form S-8, Registration No. 33-31523)
     (xx)      Amendment dated as of November 1, 1990 to the WTI 1986
               Stock Plan (Exhibit 19.03 to the 1990 annual report on
               Form 10-K of Wheelabrator Technologies Inc.)
     (xxi)     Description of consulting agreement between registrant and
               Alexander B. Trowbridge (Exhibit 10.22 to registrant's
               1989 annual report on Form 10-K)
     (xxii)    WMX Technologies, Inc. 1992 Stock Option Plan (Exhibit
               10.31 to registrant's registration statement on Form S-1,
               Registration No. 33-44849)
     (xxiii)   WMX Technologies, Inc. 1992 Stock Option Plan for Non-Em-
               ployee Directors (Exhibit 10.32 to registrant's registra-
               tion statement on Form S-1, Registration No. 33-44849)
     (xxiv)    Wheelabrator Technologies Inc. 1992 Stock Option Plan (Ex-
               hibit 10.45 to the 1991 annual report on Form 10-K of
               Wheelabrator Technologies Inc.)
     (xxv)     Deferred Director's Fee Plan of Wheelabrator Technologies
               Inc. adopted June 10, 1991 (Exhibit 19.02 to the quarterly report on Form 10-Q of Wheelabrator Technologies Inc. for
               the quarter ended June 30, 1991)
     (xxvi)    Waste Management International plc Share Option Plan (Ex-
               hibit 10.1 to the registration statement on Form F-1 of
               Waste Management International plc, Registration No. 33-
               46511)


     (xxvii)   Amendment dated as of December 6, 1991 to the WTI 1986
               Stock Plan (Exhibit 19.01 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)
     (xxviii)  Amendment dated as of December 6, 1991 to the WTI 1988
               Stock Plan (Exhibit 19.02 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)
     (xxix)    Amendment dated as of December 6, 1991 to the Restricted
               Unit Plan for Non-Employee Directors of Wheelabrator Tech-nologies Inc. (Exhibit 19.05 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)
     (xxx)     Rust International Inc. 1993 Stock Option Plan (Exhibit
               10.41 to the registrant's 1992 annual report on Form 10-K)
     (xxxi) Rust International Inc. 1993 Stock Option Plan for Non-Em-ployee Directors (Exhibit 10.42 to the registrant's 1992 annual report on Form 10-K)
     (xxxii) WMX Technologies, Inc. Long Term Incentive Plan (as amended and restated as of January 27, 1994) (Exhibit A to registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders)
     (xxxiii) Consulting Agreement dated as of February 9, 1995 between the registrant and J. Steven Bergerson (filed with this report)

--------
  /1/In the case of reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253, and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

  (b) Reports on Form 8-K.

    The registrant filed a report on Form 8-K dated October 14, 1994 reporting under Item 5 the issuance of a news release stating that a definitive merger agreement had been reached for the Company's acquisition of the shares of CWM not then owned by it and stating the terms of the merger.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULE

                                ($000'S OMITTED)

                             SCHEDULE II--RESERVES
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                               EFFECT OF
                          BALANCE  CHARGED ACCOUNTS             FOREIGN   BALANCE
                         BEGINNING   TO    WRITTEN             CURRENCY   END OF
                          OF YEAR  INCOME    OFF     OTHER(A) TRANSLATION  YEAR
                         --------- ------- --------  -------- ----------- -------
1992--Reserve for
 doubtful accounts (B)..  $49,151  $31,195 $(24,080) $ 6,301    $(4,732)  $57,835
                          =======  ======= ========  =======    =======   =======
1993--Reserve for
 doubtful accounts (B)..  $57,835  $33,326 $(33,518) $ 7,646    $(1,970)  $63,319
                          =======  ======= ========  =======    =======   =======
1994--Reserve for
 doubtful accounts (B)..  $63,319  $34,368 $(41,941) $10,199    $ 1,760   $67,705
                          =======  ======= ========  =======    =======   =======

--------

(A) Reserves of companies accounted for as purchases.

(B)Includes reserves for doubtful long-term notes receivable.





--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To WMX Technologies, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the WMX Technologies, Inc. (formerly Waste Management, Inc.) Annual Report to Stockholders for 1994 filed as an exhibit to and incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1995 (except with respect to the matter discussed in Note 17, as to which the date is March 14, 1995). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule included on page 41 of this Form 10-K is the responsibility of Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 6, 1995

                             WMX TECHNOLOGIES, INC.

                                 EXHIBIT INDEX


  EXHIBIT
  NUMBER                        DOCUMENT DESCRIPTION*
  -------                       ---------------------

  1.       Inapplicable
  2.       Inapplicable
  3.1(a) Restated Certificate of Incorporation of registrant, as amended as of May 24, 1985 (incorporated by reference to Ex-hibit 4.1 to registrant's report on Form 10-Q for the quarter ended June 30, 1985)
  3.1(b) Certificate of Amendment of Restated Certificate of Incorpora-tion of registrant, recorded May 23, 1986 (incorporated by reference to Exhibit 4(c) to registrant's registration state-ment on Form S-8, Registration No. 33-6265)
  3.1(c) Certificate of Designation of Preferred Stock of registrant, filed January 30, 1987 (incorporated by reference to Exhibit
           3.1(c) to registrant's 1986 annual report on Form 10-K)
  3.1(d) Certificate of Amendment of Restated Certificate of Incorpora-tion of registrant, recorded May 15, 1987 (incorporated by reference to Exhibit 4.5(d) to registrant's registration statement on Form S-4, Registration No. 33-15518)
  3.1(e) Certificate of Amendment of Restated Certificate of Incorpora-tion of registrant, filed May 19, 1989 (incorporated by refer-ence to Exhibit 3(e) to registrant's registration statement on Form S-3, Registration No. 33-30190)
  3.1(f) Certificate of Amendment of Restated Certificate of Incorpora-tion of registrant, filed May 18, 1990 (incorporated by refer-ence to Exhibit 4(h) to registrant's registration statement on Form S-8, Registration No. 33-35936)
  3.1(g) Certificate of Amendment of Restated Certificate of Incorpora-tion of registrant, filed May 14, 1993 (incorporated by refer-ence to Exhibit 4(a) to registrant's report on Form 8-K dated
           May 14, 1993)
  3.1(h) Conformed copy of Restated Certificate of Incorporation of registrant, as amended (incorporated by reference to Exhibit
           4(b) to registrant's report on Form 8-K dated May 14, 1993)
  3.2      By-laws of registrant, as amended and restated as of January
           28, 1995
  4.1(a) Rights Agreement dated as of February 6, 1987, between the registrant and Harris Trust and Savings Bank, which includes as Exhibit A the form of Certificate of Designation of Pre-ferred Stock, as Exhibit B, the form of Rights Certificate and, as Exhibit C, the Summary of Rights (incorporated by ref-erence to Exhibit 4 to registrant's report on Form 8-K dated
           January 26, 1987)
  4.1(b) Certificate of Adjustment relating to April 1987 stock split pursuant to Section 12 of the Rights Agreement (incorporated by reference to Exhibit 4.3(b) to registrant's registration statement on Form S-1, Registration No. 33-13839)

--------
 *In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

                                      EX-1

  EXHIBIT
  NUMBER                        DOCUMENT DESCRIPTION*
  -------                       ---------------------

  4.1(c) Certificate of Adjustment relating to December 1989 stock split pursuant to Section 12 of the Rights Agreement (incorpo-rated by reference to Exhibit 4.3(c) to registrant's 1989 an-nual report on Form 10-K)
  4.2(a) Trust Indenture dated as of August 1, 1989 (incorporated by reference to Exhibit 4.3(a) to registrant's 1990 annual report on Form 10-K)
  4.2(b) First Supplemental Indenture dated as of December 1, 1990 (in-corporated by reference to Exhibit 4.3(b) to registrant's 1990 annual report on Form 10-K)
  4.3 Trust Indenture dated as of June 1, 1993 (incorporated by ref-erence to Exhibit 4 to the registrant's current report on Form
           8-K dated July 15, 1993)
  5.       Inapplicable
  6.       Inapplicable
  7.       Inapplicable
  8.       Inapplicable
  9.       None
 10.1 1981 Stock Option Plan for Non-Employee Directors of regis-trant (incorporated by reference to Exhibit 19 to registrant's report on Form 10-Q for the quarter ended June 30, 1982)
 10.2      WMX Technologies, Inc. 1982 Stock Option Plan, as amended to
           March 11, 1988 (incorporated by reference to Exhibit 10.3 to registrant's 1988 annual report on Form 10-K)
 10.3 Deferred Director's Fee Plan, as amended (incorporated by ref-erence to Exhibit 10.3 to registrant's 1990 annual report on Form 10-K)
 10.4      Director's Phantom Stock Plan (incorporated by reference to
           Exhibit 10.9 to registrant's 1984 annual report on Form 10-K)
 10.5 Employment Agreement, dated as of September 1, 1986, by and between the registrant and Phillip B. Rooney (incorporated by reference to Exhibit 19.4 to registrant's report on Form 10-Q for the quarter ended September 30, 1986)
 10.6 WMX Technologies, Inc. Corporate Incentive Bonus Plan (incor-porated by reference to Exhibit B to the registrant's Proxy
           Statement for its 1995 Annual Meeting of Stockholders)
 10.7 WMX Technologies, Inc. Supplemental Executive Retirement Plan, as amended and restated as of May 14, 1993 (incorporated by reference to Exhibit 10 to the registrant's current report on Form 8-K dated July 15, 1993)
 10.8 WMX Technologies, Inc. Long Term Incentive Plan, as amended and restated as of January 27, 1994 (incorporated by reference to Exhibit A to the registrant's Proxy Statement for its 1995
           Annual Meeting of Stockholders)

--------
 *In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.


                                      EX-2

  EXHIBIT
  NUMBER                        DOCUMENT DESCRIPTION*
  -------                       ---------------------

 10.9      Supplemental Retirement Benefit Agreement, dated as of January
           1, 1989, by and between the registrant and Peter H. Huizenga
           (incorporated by reference to Exhibit 10.16 to Post-Effective
           Amendment No. 2 to registrant's registration statement on Form
           S-1, Registration No. 33-13839)
 10.10 Chemical Waste Management, Inc. 1986 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Chemical
           Waste Management, Inc.'s 1989 annual report on Form 10-K)
 10.11     Chemical Waste Management, Inc. 1986 Stock Option Plan for
           Non-Employee Directors (incorporated by reference to Exhibit
           10.2 to Chemical Waste Management, Inc.'s registration state-ment on Form S-1, Registration No. 33-8509)
 10.12     Chemical Waste Management, Inc. Deferred Director's Fee Plan
           (incorporated by reference to Exhibit 10.5 to Chemical Waste
           Management, Inc.'s registration statement on Form S-1, Regis-tration No. 33-8509)
 10.13     WMX Technologies, Inc. Director's Charitable Endowment Plan
           (incorporated by reference to Exhibit 10.20 to registrant's
           1989 annual report on Form 10-K)
 10.14     Supplemental Retirement Benefit Agreement dated as of January
           1, 1991 by and between registrant and Donald F. Flynn (incor-porated by reference to Exhibit 10.17 to registrant's 1990 an-nual report on Form 10-K)
 10.15     Restricted Unit Plan for Non-Employee Directors of
           Wheelabrator Technologies Inc. as amended through June 10,
           1991 (incorporated by reference to Exhibit 19.03 to the report on Form 10-Q of Wheelabrator Technologies Inc. for the quarter ended June 30, 1991)
 10.16 1988 Stock Plan for Executive Employees of Wheelabrator Tech-nologies Inc. and its subsidiaries (the "WTI 1988 Stock Plan")
           (incorporated by reference to Exhibit 28.1 to Amendment No. 1 to the registration statement of Wheelabrator Technologies
           Inc. on Form S-8, Registration No. 33-31523)
 10.17     Amendments dated as of September 7, 1990 to the WTI 1988 Stock
           Plan (incorporated by reference to Exhibit 19.02 to the 1990 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.18     Amendment dated as of November 1, 1990 to the WTI 1988 Stock
           Plan (incorporated by reference to Exhibit 19.04 to the 1990 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.19 1986 Stock Plan for Executive Employees of Wheelabrator Tech-nologies Inc. and its subsidiaries (the "WTI 1986 Stock Plan")
           (incorporated by reference to Exhibit 28.2 to Amendment No. 1 to the registration statement of Wheelabrator Technologies
           Inc. on Form S-8, Registration No. 33-31523)
 10.20     Amendment dated as of November 1, 1990 to the WTI 1986 Stock
           Plan (incorporated by reference to Exhibit 19.03 to the 1990 annual report on Form 10-K of Wheelabrator Technologies Inc.)

--------
 *In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

                                      EX-3

  EXHIBIT
  NUMBER                        DOCUMENT DESCRIPTION*
  -------                       ---------------------

 10.21 Description of consulting agreement between registrant and Al-exander B. Trowbridge (incorporated by reference to Exhibit
           10.22 to registrant's 1989 annual report on Form 10-K)
 10.22 WMX Technologies, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.31 to registrant's registration state-ment on Form S-1, Registration No. 33-44849)
 10.23     WMX Technologies, Inc. 1992 Stock Option Plan for Non-Employee
           Directors (incorporated by reference to Exhibit 10.32 to reg-istrant's registration statement on Form S-1, Registration No.
           33-44849)
 10.24 Wheelabrator Technologies Inc. 1992 Stock Option Plan (incor-porated by reference to Exhibit 10.45 to the 1991 annual re-port on Form 10-K of Wheelabrator Technologies Inc.)
 10.25     Deferred Director's Fee Plan of Wheelabrator Technologies Inc.
           adopted June 10, 1991 (incorporated by reference to Exhibit
           19.02 to the quarterly report on Form 10-Q of Wheelabrator
           Technologies Inc. for the quarter ended June 30, 1991)
 10.26 Waste Management International plc Share Option Plan (incorpo-rated by reference to Exhibit 10.1 to the registration state-ment on Form F-1 of Waste Management International plc, Regis-tration No. 33-46511)
 10.27     Amendment dated as of December 6, 1991 to the WTI 1986 Stock
           Plan (incorporated by reference to Exhibit 19.01 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.28     Amendment dated as of December 6, 1991 to the WTI 1988 Stock
           Plan (incorporated by reference to Exhibit 19.02 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.29     Amendment dated as of December 6, 1991 to the Restricted Unit
           Plan for Non-Employee Directors of Wheelabrator Technologies
           Inc. (incorporated by reference to Exhibit 19.05 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.30 Rust International Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 10.41 to registrant's 1992 annual re-port on Form 10-K)
 10.31 Rust International Inc. 1993 Stock Option Plan for Non-Em-ployee Directors (incorporated by reference to Exhibit 10.42 to registrant's 1992 annual report on Form 10-K)
 10.32 First Amended and Restated International Business Opportuni-ties Agreement by and among registrant, Chemical Waste Manage-ment, Inc., Wheelabrator Technologies Inc., Waste Management
           International, Inc., Waste Management International plc and
           Rust International Inc., dated as of January 1, 1993 (incorpo-rated by reference to Exhibit 28 to the registration statement on Form S-3 of Wheelabrator Technologies Inc., Registration
           No. 33-59606)

--------
 *In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.
                                      EX-4

  EXHIBIT
  NUMBER                        DOCUMENT DESCRIPTION*
  -------                       ---------------------

 10.33 Amendment dated as of January 28, 1994 relating to the Inter-national Business Opportunities Agreement (incorporated by reference to Exhibit 10.19 to the 1993 annual report on Form
           10-K of Chemical Waste Management, Inc.)
 10.34 Chemical Waste Management, Inc. 1992 Stock Option Plan (incor-porated by reference to Exhibit 10.19 to the 1991 annual re-port on Form 10-K of Chemical Waste Management, Inc.)
 10.35 Consulting Agreement dated as of February 9, 1995 between the registrant and J. Steven Bergerson.
 11.       None
 12.       Computation of ratio of earnings to fixed charges
 13.1 Management's Discussion and Analysis of Financial Condition and Results of Operations
 13.2 Financial Statements, Supplementary Data and Report of Inde-pendent Accountants
 14.       Inapplicable
 15.       Inapplicable
 16.       None
 17.       Inapplicable
 18.       None
 19.       Inapplicable
 20.       Inapplicable
 21.       List of subsidiaries of registrant
 22.       Inapplicable
 23.       Consent of Independent Public Accountants
 24.       None
 25.       Inapplicable
 26.       Inapplicable
 27.       Financial Data Schedule
 28.       None

--------
 *In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

                                      EX-5