Form 10-Q
period 1995-03-31
WMX TECHNOLOGIES INC
filed 1995-05-15
CIK 104938

================================================================================
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 ___ ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
     __________


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


         SHARES OF REGISTRANT'S COMMON STOCK, $1 PAR VALUE, ISSUED AND
                 OUTSTANDING, AT APRIL 28, 1995 -- 484,702,562



- --------------------------------------------------------------------------------
================================================================================

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----


                                                                        PAGE
                                                                        ----
PART I. Financial Information:


Consolidated balance sheets as of December 31, 1994, and
     March 31, 1995..............................................        3


Consolidated statements of income for the three months
     ended March 31, 1994 and 1995...............................        5


Consolidated statements of stockholders' equity for the three
     months ended March 31, 1994 and 1995.......................         6


Consolidated statements of cash flows for the three months
     ended March 31, 1994 and 1995...............................        8


Notes to consolidated financial statements.......................        9


Management's discussion and analysis of results of operations
     and financial condition.....................................       14


PART II.  Other Information......................................       20


                                     ******

                         PART I. FINANCIAL INFORMATION

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                ($000's omitted)

                                     ASSETS



                                                                December 31, 1994   March 31, 1995
                                                                -----------------   ---------------

CURRENT ASSETS:
  Cash and cash equivalents                                       $   121,918      $   294,492
  Short-term investments                                               19,704           21,882
  Accounts receivable, less reserve of
   $65,536 in 1994 and $63,138 in 1995                              1,958,052        1,887,539
  Employee receivables                                                 10,140           11,769
  Parts and supplies                                                  194,645          206,922
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                           403,949          452,343
  Refundable income taxes                                              30,713           36,268
  Prepaid expenses                                                    349,723          357,534
                                                                  -----------      -----------

      Total Current Assets                                        $ 3,088,844      $ 3,268,749
                                                                  -----------      -----------

PROPERTY AND EQUIPMENT, at cost:
  Land, primarily disposal sites                                  $ 4,162,418      $ 4,215,788
  Buildings                                                         1,372,782        1,389,074
  Vehicles and equipment                                            7,162,217        7,279,590
  Leasehold improvements                                               91,554           77,962
                                                                  -----------      -----------

                                                                  $12,788,971      $12,962,414

  Less - Accumulated depreciation and amortization                 (3,503,219)      (3,631,766)
                                                                  -----------      -----------

      Total Property and Equipment, Net                           $ 9,285,752      $ 9,330,648
                                                                  -----------      -----------

OTHER ASSETS:
  Intangible assets relating to acquired businesses, net          $ 3,789,801      $ 4,158,326
  Funds held by trustees                                               90,863           91,386
  Sundry, including other investments                               1,283,654        1,309,784
                                                                  -----------      -----------

      Total Other Assets                                          $ 5,164,318      $ 5,559,496
                                                                  -----------      -----------

          Total Assets                                            $17,538,914      $18,158,893
                                                                  ===========      ===========



The accompanying notes are an integral part of these balance sheets.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31, 1994     March 31, 1995
                                                            ------------------    ---------------
CURRENT LIABILITIES:
  Portion of long-term debt payable within one year             $   890,686         $   900,458
  Accounts payable                                                1,017,451             871,345
  Accrued expenses                                                  966,284           1,027,885
  Unearned revenue                                                  305,310             312,415
                                                                -----------         -----------
          Total Current Liabilities                             $ 3,179,731         $ 3,112,103
                                                                -----------         -----------
DEFERRED ITEMS:
  Income taxes                                                  $   665,677         $   696,912
  Environmental liabilities                                         704,015             679,839
  Other                                                             615,606             621,977
                                                                -----------         -----------
          Total Deferred Items                                  $ 1,985,298         $ 1,998,728
                                                                -----------         -----------
LONG-TERM DEBT, less portion payable within one year            $ 6,044,411         $ 6,724,695
                                                                -----------         -----------
MINORITY INTEREST IN SUBSIDIARIES                               $ 1,536,165         $ 1,445,839
                                                                -----------         -----------
COMMITMENTS AND CONTINGENCIES                                   $                   $
                                                                -----------         -----------
PUT OPTIONS                                                     $   252,328         $   241,195
                                                                -----------         -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $l par value (issuable in series);
    50,000,000 shares authorized; none outstanding
    during the periods                                          $        --         $        --
  Common stock, $l par value; 1,500,000,000 shares
    authorized; 496,386,758 shares issued in 1994
    and 496,578,979 in 1995                                         496,387             496,579
  Additional paid-in capital                                        357,150             386,429
  Cumulative translation adjustment                                (150,832)           (102,264)
  Retained earnings                                               4,181,606           4,208,365
                                                                -----------         -----------
                                                                $ 4,884,311         $ 4,989,109
  Less: 1988 Employee Stock Ownership Plan                           19,729              18,062
        Employee Stock Benefit Trust (12,386,629
          shares in 1994 and 12,171,418 shares
          in 1995, at market)                                       323,601             334,714
                                                                -----------         -----------
           Total Stockholders' Equity                           $ 4,540,981         $ 4,636,333
                                                                -----------         -----------
                Total Liabilities and Stockholders'
                 Equity                                         $17,538,914         $18,158,893
                                                                ===========         ===========

The accompanying notes are an integral part of these balance sheets.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                      FOR THE THREE MONTHS ENDED MARCH 31

                                  (Unaudited)

                    (000's omitted except per share amounts)

                                            1994         1995
                                         -----------  -----------

REVENUE                                  $2,284,067   $2,604,909
                                         ----------   ----------

  Operating expenses                     $1,596,911   $1,836,094

  Special charges                                 -      140,600

  Goodwill amortization                      27,211       30,048

  Selling and administrative expenses       286,934      294,039

  Interest expense                           84,230      107,160

  Interest income                           (10,764)      (8,894)

  Minority interest                          28,780       29,302

  Sundry income, net                        (17,410)     (17,062)
                                         ----------   ----------

  Income before income taxes             $  288,175   $  193,622

  Provision for income taxes                125,563       92,377
                                         ----------   ----------

NET INCOME                               $  162,612   $  101,245
                                         ==========   ==========

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING             483,847      484,814
                                         ==========   ==========

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                       $     0.34   $     0.21
                                         ==========   ==========

DIVIDENDS DECLARED PER SHARE             $     0.15   $     0.15
                                         ==========   ==========

The accompanying notes are an integral part of these statements.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1994

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                                                                                                    1988
                                                                                                  Employee
                                             Additional    Cumulative                              Stock       Employee
                                    Common     Paid-In    Translation    Retained     Treasury   Ownership       Stock
                                    Stock      Capital     Adjustment    Earnings      Stock        Plan     Benefit Trust
                                   --------  -----------  ------------  -----------  ----------  ----------  --------------
Balance, January 1, 1994           $496,217   $ 668,470     $(245,587)  $3,693,108   $ 425,097     $27,659       $   -
Net income for the period              -           -             -         162,612        -           -              -
Cash dividends ($.15 per share)        -           -             -         (72,538)       -           -              -
Stock issued upon exercise
  of stock options                     -         (3,430)         -            -         (6,689)       -              -
Treasury stock received in
  connection with exercise of
  stock options                        -           -             -            -            247        -              -
Contribution to 1988 Employee
  Stock Ownership Plan                 -           -             -            -           -         (1,983)          -
Treasury stock received as
  settlement for claims                -           -             -            -          1,193        -              -
Stock issued upon conversion
  of Liquid Yield Option
  Notes                                -            (30)         -            -            (56)       -              -
Tax benefit of non-qualified
  stock options exercised              -            786          -            -           -           -              -
Temporary equity related to
  put options                          -       (105,977)         -            -           -           -              -
Proceeds from sale of put
  options                              -          8,747          -            -           -           -              -
Sale of shares to Employee
  Stock Benefit Trust
  (12,601,609 shares)                  -       (106,327)         -            -       (419,792)       -            313,465
Adjustment of Employee Stock
  Benefit Trust to market value        -        (14,177)         -            -           -           -            (14,177)
Transfer of equity interests
  among controlled subsidiaries        -           (109)         -            -           -           -              -
Cumulative translation adjust-
  ment of foreign currency
  statements                           -           -           31,505         -           -           -              -
                                   --------   ---------     ---------   ----------   ---------     -------        --------

Balance, March 31, 1994            $496,217   $ 447,953     $(214,082)  $3,783,182   $   -         $25,676        $299,288
                                   ========   =========     =========   ==========   =========     =======        ========

The accompanying notes are an integral part of these statements.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                  (Unaudited)

                   ($000's omitted except per share amounts)


                                                                                                   1988
                                                                                                 Employee
                                             Additional    Cumulative                             Stock        Employee
                                    Common     Paid-In    Translation    Retained    Treasury   Ownership       Stock
                                    Stock      Capital     Adjustment    Earnings      Stock       Plan     Benefit Trust
                                   --------  -----------  ------------  -----------  ---------  ----------  --------------
Balance, January 1, 1995           $496,387    $357,150     $(150,832)  $4,181,606   $      -     $19,729        $323,601
Net income for the period                 -           -             -      101,245          -           -               -
Cash dividends ($.15 per share)           -           -             -      (72,658)         -           -               -
Dividends paid to Employee
  Stock Benefit Trust                     -       1,828             -       (1,828)         -           -               -
Stock issued upon exercise
  of stock options                        6      (1,415)            -            -       (323)          -          (5,674)
Treasury stock received in
  connection with exercise of
  stock options                           -           -             -            -        323           -               -
Contribution to 1988 Employee
  Stock Ownership Plan                    -           -             -            -          -      (1,667)              -
Common stock issued upon
  conversion of Liquid Yield
  Option Notes                            2          27             -            -          -           -               -
Common stock issued for
  acquisitions                          184       4,966             -            -          -           -               -
Tax benefit of non-qualified
  stock options exercised                 -         619             -            -          -           -               -
Temporary equity related to
  put options                             -      11,133             -            -          -           -               -
Proceeds from sale of put
  options                                 -       6,766             -            -          -           -               -
Settlement of expired put
  options                                 -     (12,019)            -            -          -           -               -
Adjustment of Employee Stock
  Benefit Trust to market value           -      16,787             -            -          -           -          16,787
Transfer of equity interests
  among controlled subsidiaries           -         587             -            -          -           -               -
Cumulative translation adjust-
  ment of foreign currency
  statements                              -           -        48,568            -          -           -               -
                                   --------    --------   -----------   ----------   --------   ---------   -------------

Balance, March 31, 1995            $496,579    $386,429     $(102,264)  $4,208,365   $      -     $18,062        $334,714
                                   ========    ========   ===========   ==========   ========   =========   =============

The accompanying notes are an integral part of these statements.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE THREE MONTHS ENDED MARCH 31

                          Increase (Decrease) in Cash

                                  (Unaudited)

                                ($000's omitted)

                                                            1994        1995
                                                         ----------  ----------
Cash flows from operating activities:
  Net income for the period                               $ 162,612   $ 101,245
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                         212,553     213,245
      Provision for deferred income taxes                    49,241      32,809
      Minority interest in subsidiaries                      28,780      29,302
      Interest on Liquid Yield Option Notes (LYONs)
        and WMX Subordinated Notes                            9,285       9,067
      Gain on sale of property and equipment                 (6,881)     (1,899)
      Contribution to 1988 Employee Stock
        Ownership Plan                                        1,983       1,667
      Special charge, net of tax                                  -      91,400

  Changes in assets and liabilities, excluding effects
    of acquired companies:
      Receivables, net                                      (24,075)     79,778
      Other current assets                                  (48,091)    (78,457)
      Sundry other assets                                   (52,421)     (2,782)
      Accounts payable                                      (37,041)   (161,140)
      Accrued expenses and unearned revenue                 (38,469)     50,062
      Deferred items                                        (46,328)    (24,041)
      Minority interest in subsidiaries                      12,145       2,665
                                                          ---------   ---------
Net cash provided by operating activities                 $ 223,293   $ 342,921
                                                          ---------   ---------

Cash flows from investing activities:
  Short-term investments                                  $  23,252   $   6,480
  Capital expenditures                                     (321,865)   (261,680)
  Proceeds from sale of property and equipment               53,673      66,562
  Cost of acquisitions, net of cash acquired                (86,591)    (32,758)
  Other investments                                         (14,115)    (16,090)
  Acquisition of minority interests                               -      (2,251)
                                                          ---------   ---------
Net cash used for investing activities                    $(345,646)  $(239,737)
                                                          ---------   ---------

Cash flows from financing activities:
  Cash dividends                                          $ (72,538)  $ (72,658)
  Proceeds from issuance of indebtedness                    463,236     718,956
  Repayments of indebtedness                               (316,352)   (564,034)
  Proceeds from exercise of stock options, net                3,798       4,884
  Contributions from minority interests                      11,636      10,761
  Stock repurchases by Company and subsidiaries                   -     (23,266)
  Proceeds from sale of put options                           8,747       6,766
  Settlement of expired put options                               -     (12,019)
                                                          ---------   ---------
Net cash provided by financing activities                 $  98,527   $  69,390
                                                          ---------   ---------
Net increase (decrease) in cash and cash equivalents      $ (23,826)  $ 172,574
Cash and cash equivalents at beginning of period             92,802     121,918
                                                          ---------   ---------
Cash and cash equivalents at end of period                $  68,976   $ 294,492
                                                          =========   =========
The Company considers cash and cash equivalents
  to include currency on hand, demand deposits
  with banks and short-term investments with
  maturities of less than three months when
  purchased.

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest, net of amounts capitalized                  $  74,945   $  98,093
    Income taxes, net of (refunds) received               $    (448)  $  36,087

Supplemental schedule of noncash investing and
  financing activities:
    LYONs converted into common stock of the Company      $      26   $      29
    Liabilities assumed in acquisitions of businesses     $ 100,726   $  61,451
    Fair market value of Company stock issued for
      acquired businesses                                 $       -   $   5,150
    WMX Subordinated Notes issued for acquisition of
      CWM minority interest                               $       -   $ 436,830

The accompanying notes are an integral part of these statements.

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

Certain amounts in previously issued financial statements have been restated to conform to 1995 classifications.


Income Taxes -

The following table sets forth the provision for income taxes for the three months ended March 31, 1994 and 1995:


                                      1994       1995
                                    ---------  --------
        Currently payable           $ 76,967   $59,839
        Deferred                      49,241    32,809
        Amortization of deferred
          investment credit             (645)     (271)
                                    --------   -------
                                    $125,563   $92,377
                                    ========   =======


Business Combinations -

The acquisition data which follows excludes acquisitions where consideration paid was less than $1,000,000.

During 1994, the Company and its principal subsidiaries acquired 46 businesses for $172,908,000 in cash (net of cash acquired) and notes, 73,809 shares of the Company's common stock and 156,124 shares of common stock of Wheelabrator Technologies Inc. ("WTI"). These acquisitions were accounted for as purchases.

During the three months ended March 31, 1995, the Company and its principal subsidiaries acquired 14 businesses for $32,758,000 in cash (net of cash acquired) and notes and 183,766 shares of the Company's common stock. These acquisitions were accounted for as purchases. The pro forma effect of the acquisitions made during 1994 and 1995 is not material.

On January 24, 1995, the Company acquired all of the outstanding shares of Chemical Waste Management, Inc. ("CWM") which it did not already own. WMX previously owned approximately 78.6% of the outstanding CWM shares. The transaction provided for the CWM public shareholders to receive a convertible subordinated WMX note due 2005, with a principal amount at maturity of $1,000, for every 81.1 CWM shares held with cash paid in lieu of issuance of fractional notes. The notes are subordinated to all existing and future senior indebtedness of WMX. Each note bears cash interest from the date the merger was consummated at the rate of two percent per annum of the $1,000 principal amount at maturity, payable semi-annually. The difference between the principal amount at maturity of $1,000 and the $717.80 stated issue price of each note represents the stated discount which, together with the cash interest payable on the notes, will accrue at a rate of 5.75 percent per annum (determined on a semi-annual bond equivalent basis) for purposes of determining the prices at which WMX may purchase or redeem notes, as described below. At the option of the holder, each note will be purchased for cash by WMX on March 15, 1998, and March 15, 2000, at prices of $789.95 and $843.03, respectively, which represent the stated issue price plus accrued stated discount to those dates. Accrued unpaid interest to those dates will also be paid. The notes will be redeemable by WMX on and after March 15, 2000 (but not before) for cash, at the stated issue price plus accrued stated discount and accrued but unpaid interest through the date of redemption. In addition, each note is convertible at any time prior to maturity, unless previously purchased or redeemed by WMX, into 26.078 shares of WMX common stock, subject to adjustment upon the occurrence of certain events. Upon any such conversion, WMX will have the option of paying cash equal to the market value of the WMX shares which would otherwise be issuable.

As of December 31, 1994, the Convertible Liquid Yield Option Notes issued by CWM ("CWM LYONs") and the Exchangeable Liquid Yield Option Notes issued by the Company ("Exchangeable LYONs") (together with the CWM LYONs, the "LYONs") were convertible into (in the case of the CWM LYONs) or exchangeable for (in the case of the Exchangeable LYONs) CWM shares. Upon consummation of the merger, the LYONs became convertible into the number of notes discussed in the preceding paragraph to which the holders would have been entitled had they converted or exchanged the LYONs immediately prior to the merger approval. Outstanding CWM stock options were converted into options to acquire 2,867,061 Company shares at prices of $21.97 to $63.33 per share.


Accounting Principles -

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. The Company is studying FAS 121 but currently does not believe its application will have a material impact on the Company's financial statements.


Derivative Financial Instruments -

From time to time, the Company uses derivatives to manage interest rate, currency and commodity risk. The portfolio of such instruments (which are held for purposes other than trading) at March 31, 1995, is set forth in the paragraphs which follow.

INTEREST RATE AGREEMENTS Certain of the Company's subsidiaries have entered into interest rate swap agreements to reduce the impact of changes in interest rates on underlying borrowings. The agreements are contracts to exchange fixed and floating interest rate payments periodically over the term without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage.

While the subsidiaries are exposed to market risk to the extent that receipts and payments under interest rate agreements are affected by market interest rates, such agreements are entered into as a hedge against interest rate exposure on existing debt. Accordingly, differences paid or received under the agreements are recognized as part of interest expense over the life of the agreements. The impact of swap agreements on consolidated interest expense and on the effective interest rate on consolidated debt was immaterial. As of March 31, 1995, interest rate agreements in notional amounts and with terms as set forth in the following table were outstanding:

                          Notional
Currency                   Amount       Duration of Agreement
- --------------------      --------      ---------------------
Sterling                    20,000      Feb. 1995 - Feb. 1999
Hong Kong dollars          250,000      Feb. 1995 - Feb. 1997
Australian dollars          20,000      Mar. 1994 - Mar. 1996
U.S. dollars                25,000      Jan. 1988 - Dec. 1995

CURRENCY AGREEMENTS From time to time, the Company and certain of its subsidiaries use foreign currency derivatives to mitigate the impact of translation on foreign earnings and income from foreign investees. Typically these have taken the form of purchased put options or offsetting put and call options with different strike prices. The Company receives or pays, based on the notional amount of the option, the difference between the average exchange rate of the hedged currency against the base currency and the average (strike price) contained in the option. Complex instruments involving multipliers or leverage are not used. While the Company may be required to make a payment in connection with these agreements, it will recognize an offsetting increase in the translation of foreign earnings or income from foreign investees. Although the purpose for using such derivatives is to mitigate currency risk, they do not qualify for hedge accounting under generally accepted accounting principles and accordingly, must be adjusted to market value at the end of each accounting period. Gains and losses on currency derivatives to date have not been material.

As of March 31, 1995, the Company was party to the following average rate currency options (all options settle at expiration):

                                               Currency
                           Notional  -----------------------------
                            Amount   Hedged                Against
- ------------------------------------------------------------------
Collars, structured as
offsetting puts and
calls with different
strike prices, covering
the period January 1 to
December 31, 1995            40,000  French Franc         Sterling
                            120,000  Swedish Krona        Sterling

Put options purchased,
expiring at various
dates through March 31,
1996                         47,600  Deutschemark         Sterling
                             42,000  French Franc         Sterling
                             13,500  Netherlands Guilder  Sterling
                             60,000  Swedish Krona        Sterling
                             51,400  Sterling               Dollar

In addition, subsidiaries have sold currencies forward for delivery in 1995 to hedge foreign exchange exposure on specific transactions. The amounts involved are not material to the consolidated financial statements, and any gains or losses on the hedges will be included in the measurement of the identified transaction.

COMMODITY AGREEMENTS The Company utilizes collars, calls and swaps to mitigate the risk of price fluctuations on the fuel used by its vehicles. Quantities hedged equate to committed fuel purchases or anticipated usage and accordingly, gains and losses are deferred and recognized as fuel is purchased. The following table summarizes the Company's positions in commodity derivatives as of March 31, 1995:

Type                         Commodity   Quantity          Expiration
- ---------------------------------------------------------------------
Swaps                      Heating oil   94,500 gal.             1995
Collars                        Gas oil   30 tons                 1995
Swaps                        Crude oil   3,000 bbls.             1996
Collars                      Crude oil   300 bbls.               1996
Swaps                        Crude oil   3,000 bbls.             1997
Collars                      Crude oil   350 bbls.               1997
Swaps                        Crude oil   2,000 bbls.             1998
Collars                      Crude oil   200 bbls.               1998
Collars                      Crude oil   100 bbls.               1999

The Company is exposed to credit loss in the event of non-performance by counterparties on interest rate, currency and commodity derivatives, but in all cases such counterparties are highly rated financial institutions and the Company does not anticipate non-performance. Maximum credit exposure is represented by the fair value of contracts with a positive fair value at March 31, 1995.


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

As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the operating life of disposal sites as airspace is consumed. The Company also has established procedures to evaluate potential remedial liabilities at closed sites which it owns or operated or to which it transported waste, including 103 sites listed on the Superfund National Priority List ("NPL"). The majority of the situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

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

The Company has also filed several lawsuits against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. The carriers have denied coverage and are vigorously defending these claims. No amounts have been recognized in the financial statements for any future insurance recoveries.

Stockholders' Equity -

The Board of Directors of each of WMX, WTI and Rust International Inc. ("Rust") have authorized their respective companies to repurchase shares of their own common stock in the open market or in privately negotiated transactions. The programs extend into 1996. During the first quarter of 1995, WTI repurchased approximately 1.7 million of its shares and Rust repurchased 10,200 shares.

During the first quarter of 1995, WMX sold put options on 4.7 million shares of its common stock at strike prices ranging from $26.1068 to $26.5750. The options expire in October and November 1995. WMX also has outstanding put options covering 4.3 million shares at strike prices of $25.5875 to $28.8333 and expiring in July and August of 1995. During the quarter ended March 31, 1995, options on 4.7 million shares were exercised and the Company elected to settle them for cash in the amount of $12,019,000.


Commitments and Contingencies -

In February 1994, a Connecticut Superior Court judge issued a decision on appeals of the Connecticut Department of Environmental Protection's ("DEP") issuance of WTI's permit to construct the $92 million Lisbon, Connecticut trash-to-energy facility. In the ruling, the judge agreed with WTI's position on all issues raised in the appeals but remanded the permit back to the DEP for further proceedings on an uncontested permit condition that requires the Lisbon facility to dispose of only Connecticut waste. WTI continues to construct the facility as it pursues a favorable resolution of this permit remand through appropriate judicial and regulatory proceedings. As of March 31, 1995, the facility was approximately 90 percent complete. Although WTI believes that the probability of an adverse determination as a result of the judge's remand order is remote, such a determination could result in the permanent termination of facility construction. Through a guarantee agreement with the Eastern Connecticut Resource Recovery Authority, the facility's owner, such a consequence may require WTI to redeem the debt issued to finance the facility. In the unlikely event this were to occur, the resulting payments could have a material adverse impact on WTI's financial condition and results of operations. Although the impact on the Company would be mitigated by the minority interest in WTI, it could nonetheless be material to results of operations for a particular quarter or year.

During the first quarter of 1995, Waste Management International plc ("WM International") received an assessment of approximately 417 million Krona (approximately $58 million) from the Swedish Tax Authority, relating to a transaction completed in 1990. WM International believes that all appropriate tax returns and disclosures were properly filed at the time of the transaction, and intends to vigorously contest the assessment.

In February 1995, WMX offered to acquire the approximately 4% of Rust's shares held by the public, for $14 per share in cash. In May 1995, following negotiations with a special committee of Rust independent directors, WMX agreed to increase the price which the public stockholders would receive under its proposal to $16.35 per share in cash. The revised WMX proposal was approved by the special committee of Rust independent directors and by the Boards of Directors of both WMX and Rust. The transaction, which does not require stockholder approval, is expected to be completed during the third quarter of 1995.


Debt -

In January 1995, the Company issued $250,000,000 of 8 1/8% Notes due February 1, 1998, at a price of 99.671%. In March 1995, the Company issued $200,000,000 of 7 1/8% Notes due March 22, 1997, at a price of 99.98%. Neither of these issues is redeemable at the option of the Company prior to maturity.


Legal Matters -

See Part II of this Form 10-Q for a discussion of legal matters.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS:


Consolidated -
- ------------

For the three months ended March 31, 1995, WMX Technologies, Inc. and its subsidiaries ("WMX" or the "Company") had net income of $101,245,000 or $.21 per share, compared with $162,612,000 or $.34 per share in the same period in 1994. Revenue for the quarter was $2,604,909,000 versus $2,284,067,000 in the year earlier quarter.

First quarter 1995 results included a pre-tax charge of $140,600,000 recorded by the Company's Chemical Waste Management, Inc. ("CWM") subsidiary, primarily to revalue investments in certain hazardous waste treatment and processing technologies and facilities due to continued deterioration of the hazardous waste market. Excluding this charge, the Company earned $192,645,000 or $.40 per share.

The Company currently provides comprehensive environmental, engineering and construction, industrial and related services through five principal subsidiaries, each of which operates in a relatively discrete portion of the environmental services industry or geographic area. Waste Management, Inc. ("WMI") provides integrated solid waste services and CWM provides hazardous waste collection, transportation, treatment and disposal services in North America. Waste Management International plc ("WM International") provides these services, as well as trash-to-energy services, outside North America. Wheelabrator Technologies Inc. ("WTI") is involved in trash-to-energy and independent power projects, water and wastewater treatment, and air quality control, primarily in North America. Rust International Inc. ("Rust") serves the engineering, construction, environmental and infrastructure consulting, hazardous substance remediation, and on-site industrial and related services markets in the United States and a number of foreign countries. The strategic review begun by the Company in 1994 is continuing, focusing on, among other things, the Company's opportunities and resources, on both a line of business and a geographic basis, to determine the most effective use of resources to add value to the Company's core competencies. No conclusions have been reached but the current business alignment could change in the future as a result of the review. Following is an analysis of operating results by principal subsidiary.


WMI -
- ---

WMI revenue by line of business for the first quarter of 1995 compared to the same quarter in 1994 is shown in the following table (000's omitted):

                                                  Percentage
                             1995        1994      Increase
                          ----------  ----------  -----------

Residential               $  293,087  $  275,899       6.2%
Commercial                   394,311     365,582       7.9
Rolloff and industrial       305,083     282,275       8.1
Disposal, transfer and
 other                       309,282     251,748      22.9
                          ----------  ----------

     Total                $1,301,763  $1,175,504      10.7%
                          ==========  ==========      ====

Volume increases accounted for revenue growth of 7-8%, while acquisitions, net of divestitures, were neutral to minus .5%. Price increases accounted for revenue growth of 3.5 to 4%, including a strong 1% growth due to increases in prices for recyclable commodities, despite weakness in special waste pricing. Volume growth was helped by a relatively mild winter in 1995, whereas severe weather over a large part of the country adversely impacted the first quarter of 1994.

Operating expenses declined to 67.2% of revenue in the first quarter of 1995 compared to 69.1% in the same quarter a year earlier. Mild weather had a favorable impact in the current year, as well as WMI's pricing effectiveness program, improved safety performance, internalization of recyclables processing, and continuing productivity enhancements. Selling and administrative expenses were 10.6% of revenue in 1995 compared to 11.5% in 1994, as WMI has used productivity enhancements to manage a higher revenue base with no significant increase in selling and administrative expenses. Operating margins improved for the fifth consecutive quarter, to 22.2% of revenue in 1995.


CWM -
- ---

Although CWM's low-level radioactive waste services business performed well in the first quarter of 1995, total revenue declined $15.8 million or 10.8% compared to the first quarter of 1994. The decline was attributable in approximately equal amounts to a decline in event business revenue (revenue from larger, typically non-recurring projects), the decline in value of the Mexican peso, and overall volume declines in base business. Event business accounted for 4.9% of total revenue in 1995 compared to 8.2% in 1994. Volume declines in base business occurred despite milder winter weather in 1995 than in 1994.

First quarter 1995 operating expenses declined $6.5 million from the year-earlier period as a result of CWM's 1993 restructuring, but increased from 72.1% of revenue in the first quarter of 1994 to 75.9% in the 1995 quarter due to the smaller revenue base. Selling and administrative expenses decreased $5.2 million in the quarter ended March 31, 1995, compared to the same quarter in 1994, and were 18.8% of 1995 revenue versus 20.3% of 1994 revenue.

In the first quarter of 1995, in response to the continuing deterioration of the chemical waste services market, CWM took additional steps to realign its organization, and in connection therewith, recorded a special charge of $140.6 million before tax ($91.4 million after tax or $.19 per WMX share). The charge relates primarily to a write-off of the investment in facilities and technologies that CWM is eliminating because they do not meet customer service or performance objectives, but also includes $22.0 million of future cash payments for rents under non-cancelable leases, guaranteed bank obligations of a joint venture, and employee severance. The majority of the cash expenditures will be paid during 1995, although certain of the non-cancelable leases extend through the year 2002.


WTI -
- ---

Revenue for the three months ended March 31, 1995, increased 32.7%, to $373,299,000, compared with $281,332,000 in the first quarter of 1994. Slightly under 30% of the revenue growth reflects incremental construction revenue from the Lisbon, Connecticut, trash-to-energy facility being built by WTI. An additional 30% of the increase reflects the impact of water quality control businesses acquired during the last twelve months, while the remainder was divided approximately equally between revenue from new plants and growth of existing businesses.

Energy business revenue increased 37% over the prior year and contributed 54% of WTI's total revenue compared to 53% in the first quarter of 1994. Sources of the revenue growth included the incremental Lisbon construction revenue, the Falls Township trash-to-energy facility and the Polk County, Florida, wood waste-to-energy facility. Water business revenue in the quarter grew 40% over the prior year and provided 36% of total revenue versus 33% in 1994. The majority of this growth resulted from acquisitions. Air business revenue was generally flat compared to the first quarter of 1994 and provided 10% of total 1995 revenue versus 14% in 1994.

Operating expenses were 71.8% of revenue in the first quarter of 1995 compared to 69.5% in the first quarter of 1994, primarily because the Lisbon construction revenue was offset by an equal amount of construction expenses. Excluding the Lisbon revenue and related costs, first quarter 1995 operating expenses were 69.6% of revenue, relatively consistent with the year-earlier quarter. Selling and administrative expenses as a percentage of revenue were flat between years after excluding the incremental Lisbon construction revenue, which has no associated selling and administrative expenses. On a dollar basis, selling and administrative expenses increased $6.1 million over the same quarter a year ago, primarily due to the impact of 1994 acquisitions.


WM International -
- ----------------

WM International is a United Kingdom corporation which prepares its financial statements in pounds sterling under accounting principles prevailing in the U.K. Such accounting principles differ in certain respects from those generally accepted in the United States ("U.S. GAAP"). The following discussion and analysis is prepared on the basis of U.S. GAAP financial statements with pounds sterling translated to U.S. dollars at the rates used to translate WM International financial statements for inclusion in the Company's consolidated financial statements (one pound equals $1.5870 in 1995 and one pound equals $1.4894 in 1994).

Revenue for the three months ended March 31, 1995, was $442,269,000 compared with $381,307,000 for the comparable three months of 1994. Components of the revenue growth are shown in the following table:

                                Percentage
                                 Increase
                                -----------

     Price                          1.6%
     Volume                         0.4
     Acquisitions                   5.8
     Currency translation           8.2
                                   ----
                                   16.0%
                                   ====

WM International's ability to implement price increases continues to be adversely affected by economic and competitive conditions and relatively low inflation. In Italy, where a substantial portion of its business is municipal contracts, renewals continue to be consistently at reduced prices. Volume increased in several European countries and Hong Kong, but was adversely impacted by a decline in landfill volumes in France and Italy. The government of Hong Kong introduced a new pricing mechanism in March, that will require generators to absorb a portion of the disposal cost of their waste. The future impact of this change on volume at WM International's chemical waste treatment facility is uncertain.

A significant portion of WM International's revenue arises in currencies other than pounds sterling (its reporting currency) or U.S. dollars. As a result, foreign currency movement has had and will continue to have an impact on reported revenue, expenses and net income, stated in both pounds sterling and U.S. dollars. Both the Company and WM International periodically engage in hedging transactions intended to mitigate currency translation risk. See "Derivatives."

Operating expenses were 75.5% of revenue in the three months ended March 31, 1995, compared to 72.2% in the same period of 1994. The increase is a reflection of highly competitive pricing in hazardous waste and in the solid waste markets of Italy and France. Selling and administrative expenses were 13.3% of revenue in the first quarter of 1995 compared to 13.8% in the 1994 first quarter, a result of the increased revenue base over which to spread the fixed portion of such costs, integration of acquired businesses, and continued focus on productivity improvements.


Rust -
- ----

Rust revenue increased 14.3% in the first quarter of 1995 compared to the same period in 1994. Substantially all of the increase related to price and volume; the impact of acquisitions was not significant. Revenue by business line is shown in the following table (000's omitted):

                                                 Percentage
                                                  Increase
                               1995      1994    (Decrease)
                             --------  --------  -----------
Engineering, construction
  and consulting services    $277,920  $205,350      35.3%
Remediation and
  industrial services         163,286   180,790      (9.7)
                             --------  --------

      Total                  $441,206  $386,140      14.3%
                             ========  ========

The revenue increase for engineering, construction and consulting services was driven by volume increases, particularly engineering and construction activity on several large pulp and paper projects. Backlog in this business line increased by $36.0 million from December 31, 1994, to $1.192 billion at March 31, 1995. The revenue decrease for the remediation and industrial services business line is attributable primarily to the pending transaction with OHM Corporation ("OHM") discussed below, which made customers reluctant to award new projects to the Rust remediation services group, and shifted management's focus to effectively completing the transition of the business to OHM. Backlog in this business line at March 31, 1995, decreased by $65.0 million from December 31, 1994, to $562.0 million. Approximately $382 million of the March 31, 1995, backlog relates to the businesses to be transferred to OHM.

Rust has signed an agreement with OHM to acquire an approximately 37% interest in OHM in exchange for Rust's environmental remediation business. The transaction, which is subject to approval by the stockholders of OHM, is expected to close in the second quarter of 1995. For the three months ended March 31, Rust's environmental remediation business had revenue and operating income (after operating, selling and administrative expenses) of $40,165,000 and $526,000, respectively, in 1995 and $53,122,000 and $1,433,000, respectively, in
1994.

Rust's backlog at March 31, 1995, includes approximately $440 million (of which $238 million will be transferred to OHM) for several Department of Defense contracts, including two Total Environmental Restoration Contracts. There can be no assurance that specific projects identified and performed pursuant to such contracts will result in aggregate revenues of $440 million over the remaining terms of the contracts.

Revenue from affiliated companies was 7.7% of total revenue for the first quarter of 1995, compared to 13.3% for the first quarter of 1994, primarily the result of the completion of a trash-to-energy facility for WTI.

Operating expenses increased to 84.9% of revenue in the first quarter of 1995 from 82.5% in the first quarter of 1994. The increase is primarily attributable to the continued shift of the revenue mix in favor of engineering, construction and consulting work which has higher operating expenses than the industrial service business. Selling and administrative expenses as a percentage of revenue decreased to 9.4% in the first quarter of 1995 from 11.3% in the same quarter of 1994. The decrease is attributable to the revenue increase and to ongoing programs to reduce selling and administrative expenses across all business lines, including closing certain offices and consolidating the engineering and construction groups in the fourth quarter of 1994.


Interest -
- --------

The following table sets forth the components of consolidated interest, net, for the three months ended March 31, 1995 and 1994 (000's omitted):

                                1995       1994
                              --------   --------

Interest expense              $126,896   $109,431
Interest income                 (8,894)   (10,764)
Capitalized interest           (19,736)   (25,201)
                              --------   --------

     Interest expense, net    $ 98,266   $ 73,466
                              ========   ========

Net interest expense for the first quarter of 1995 increased compared to the first quarter of 1994 as a result of higher interest rates, debt incurred to purchase the public shares of CWM, and lower capitalized interest as a result of the completion of several large construction projects.


New Accounting Principle -
- ------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. The Company is studying FAS 121 but currently does not believe its application will have a material impact on the Company's financial statements.


Derivatives -
- -----------

From time to time, the Company and certain of its subsidiaries use derivatives to manage currency, interest rate, and commodity (fuel) risk. Derivatives used are simple agreements which provide for payments based on the notional amount, with no multipliers or leverage. While the Company is exposed to credit loss in the event of non-performance by counterparties to derivatives, in all cases such counterparties are highly rated financial institutions and the Company does not anticipate non-performance. See Notes to Consolidated Financial Statements for further discussion.


FINANCIAL CONDITION:


Liquidity and Capital Resources -
- -------------------------------

The Company had working capital of $156,646,000 at March 31, 1995, compared to a working capital deficit of $90,887,000 at December 31, 1994. Net accounts receivable declined $70,513,000 but accounts payable and accrued expenses decreased $84,505,000 and cash and cash equivalents increased by $172,574,000. Costs and estimated earnings in excess of billings on uncompleted contracts increased $48,394,000 as a result of higher engineering and construction volume at Rust and WM International. Smaller changes in other current asset and liability accounts reflect the effects of normal business activities.

The Company is primarily in a service industry and accordingly, cash flow from operations is used primarily for capital expenditures (including business acquisitions), dividends, stock repurchases or debt reduction. Beginning in 1994, management placed increased emphasis on reducing capital expenditures and obtaining higher returns on existing assets. As a result, the Company generated positive cash flow before financing activities of $103,184,000 in the first quarter of 1995.

Long-term and short-term debt, net of cash and cash equivalents, increased $517,482,000 during the quarter ended March 31, 1995. The majority of this increase related to subordinated debt issued to acquire the public shares of CWM, and the impact of foreign currency translation on the debt of WM International.

During the first quarter of 1995, WM International received an assessment of approximately 417 million Krona (approximately $58 million) from the Swedish Tax Authority, relating to a transaction completed in 1990. WM International believes that all appropriate tax returns and disclosures were properly filed at the time of the transaction, and intends to vigorously contest the assessment.


Acquisitions and Capital Expenditures -
- -------------------------------------

Capital expenditures, excluding property and equipment of purchased businesses, were $261,680,000 for the three months ended March 31, 1995, and $321,865,000 for the comparable quarter in 1994. In addition, the Company and its principal subsidiaries acquired 14 businesses for $32,758,000 in cash and notes and 183,766 shares of WMX common stock during the first quarter of 1995. In the first quarter of 1994, the Company and its principal subsidiaries acquired 12 businesses for $86,591,000 in cash and notes.


Capital Structure -
- -----------------

In January 1995, the holders of a majority of the outstanding CWM shares (other than those held by WMX) approved a merger transaction that resulted in WMX acquiring all of the outstanding CWM shares it did not previously own, in return for convertible subordinated debt.

In February 1995, WMX offered to acquire the approximately 4% of Rust's shares held by the public, for $14 per share in cash. In May 1995, following negotiations with a special committee of Rust independent directors, WMX agreed to increase the price which the public stockholders would receive under its proposal to $16.35 per share in cash. The revised WMX proposal was approved by the special committee of Rust independent directors and by the Boards of Directors of both WMX and Rust. The transaction, which does not require stockholder approval, is expected to be completed during the third quarter of 1995.

The Board of Directors of each of WMX, WTI and Rust have authorized their respective companies to repurchase shares of their own common stock in the open market or in privately negotiated transactions. The programs extend into 1996. During the first quarter of 1995, WTI repurchased 1,708,600 of its shares and Rust repurchased 10,200 shares.

In February and March 1995, WMX sold put options on 4.7 million shares of its common stock at strike prices ranging from $26.1068 to $26.5750 per share. The options expire in October and November 1995. WMX also has outstanding put options covering 4.3 million shares at strike prices of $25.5875 to $28.8333 per share and expiring in July and August of 1995. During the quarter ended March 31, 1995, options on 4.7 million shares were exercised, and the Company elected to settle them for cash in the amount of $12,019,000.

                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.
         -----------------

     Some of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal or trash-to-energy facilities. As of March 31, 1995, CWM or its subsidiaries (other than Rust) were involved in three such proceedings and a subsidiary of WTI was involved in one such proceeding where it is believed that sanctions involved in each instance may exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time.


ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (a)  Exhibits.

     The exhibits to this report are listed in the Exhibit Index elsewhere herein.

     (b)  Reports on Form 8-K.

     The registrant filed an 8-K Report dated January 24, 1995 reporting (i) the issuance of a news release reporting its results of operations for the fourth quarter of 1994 and for the year as a whole, (ii) information concerning the expected 1995 earnings growth of WTI and WM International, (iii) the consummation of the registrant's acquisition of all of the outstanding shares of CWM which it did not already own, and (iv) the settlement of a lawsuit filed against CWM and others under the federal securities laws.

     The registrant filed an 8-K Report dated March 17, 1995 reporting that CWM would record a first quarter 1995 charge relating primarily to revaluation of certain investments in hazardous waste treatment and processing technologies and facilities.

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



May 12, 1995

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