Form 10-Q
period 1995-06-30
WMX TECHNOLOGIES INC
filed 1995-08-11
CIK 104938

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


(MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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


                           YES  X             NO
                               ---               ___


   SHARES OF REGISTRANT'S COMMON STOCK, $1 PAR VALUE, ISSUED AND OUTSTANDING
                        AT JULY 31, 1995 -- 484,884,747


================================================================================

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----


                                                                            PAGE
                                                                            ----
PART I. Financial Information:


Consolidated balance sheets as of December 31, 1994 and
     June 30, 1995........................................................    3


Consolidated statements of income for the three-month and six-month
     periods ended June 30, 1994 and 1995.................................    5


Consolidated statements of stockholders' equity for the six months
     ended June 30, 1994 and 1995.........................................    6


Consolidated statements of cash flows for the six months
     ended June 30, 1994 and 1995.........................................    8


Notes to consolidated financial statements................................    9


Management's discussion and analysis of results of operations
     and financial condition..............................................   15


PART II.  Other Information...............................................   23


                                     ******

                         PART I. FINANCIAL INFORMATION

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                ($000's omitted)

                                     ASSETS



                                                             December 31, 1994     June 30, 1995
                                                             ------------------    -------------

CURRENT ASSETS:
  Cash and cash equivalents                                     $   121,918         $   170,069
  Short-term investments                                             19,704              86,445
  Accounts receivable, less reserve of $65,536 in 1994
    and $64,174 in 1995                                           1,958,052           1,984,292
  Employee receivables                                               10,140               9,552
  Parts and supplies                                                194,645             204,498
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                        403,949             460,836
  Refundable income taxes                                            30,713              11,981
  Prepaid expenses                                                  349,723             355,989
                                                                -----------         -----------

      Total Current Assets                                      $ 3,088,844         $ 3,283,662
                                                                -----------         -----------

PROPERTY AND EQUIPMENT, at cost:
  Land, primarily disposal sites                                $ 4,162,418         $ 4,319,318
  Buildings                                                       1,372,782           1,506,019
  Vehicles and equipment                                          7,162,217           7,211,144
  Leasehold improvements                                             91,554              82,147
                                                                -----------         -----------

                                                                $12,788,971         $13,118,628

  Less - Accumulated depreciation and amortization               (3,503,219)         (3,734,625)
                                                                -----------         -----------

      Total Property and Equipment, Net                         $ 9,285,752         $ 9,384,003
                                                                -----------         -----------

OTHER ASSETS:
  Intangible assets relating to acquired businesses, net        $ 3,789,801         $ 4,202,329
  Sundry, including other investments                             1,374,517           1,486,078
                                                                -----------         -----------

      Total Other Assets                                        $ 5,164,318         $ 5,688,407
                                                                -----------         -----------

        Total Assets                                            $17,538,914         $18,356,072
                                                                ===========         ===========

The accompanying notes are an integral part of these balance sheets.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             December 31, 1994     June 30, 1995
                                                             -----------------     -------------

CURRENT LIABILITIES:
  Portion of long-term debt payable within one year             $   890,686         $   875,497
  Accounts payable                                                1,017,451           1,011,767
  Accrued expenses                                                  966,284             953,689
  Unearned revenue                                                  305,310             319,877
                                                                -----------         -----------

      Total Current Liabilities                                 $ 3,179,731         $ 3,160,830
                                                                -----------         -----------

DEFERRED ITEMS:
  Income taxes                                                  $   665,677         $   771,851
  Environmental liabilities                                         704,015             675,634
  Other                                                             615,606             641,652
                                                                -----------         -----------

      Total Deferred Items                                      $ 1,985,298         $ 2,089,137
                                                                -----------         -----------

LONG-TERM DEBT, less portion payable within one year            $ 6,044,411         $ 6,585,138
                                                                -----------         -----------

MINORITY INTEREST IN SUBSIDIARIES                               $ 1,536,165         $ 1,478,772
                                                                -----------         -----------

COMMITMENTS AND CONTINGENCIES                                   $                   $
                                                                -----------         -----------

PUT OPTIONS                                                     $   252,328         $   241,195
                                                                -----------         -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $l par value (issuable in series);
    50,000,000 shares authorized; none outstanding
    during the periods                                          $         -         $         -
  Common stock, $l par value; 1,500,000,000 shares
    authorized; 496,386,758 shares issued in 1994
    and 496,900,951 in 1995                                         496,387             496,901
  Additional paid-in capital                                        357,150             405,731
  Cumulative translation adjustment                                (150,832)            (95,007)
  Retained earnings                                               4,181,606           4,352,959
                                                                -----------         -----------

                                                                $ 4,884,311         $ 5,160,584

  Less: 1988 Employee Stock Ownership Plan                           19,729              16,395
        Employee Stock Benefit Trust (12,386,629
          shares in 1994 and 12,094,763 shares
          in 1995, at market)                                       323,601             343,189
                                                                -----------         -----------

      Total Stockholders' Equity                                $ 4,540,981         $ 4,801,000
                                                                -----------         -----------

        Total Liabilities and Stockholders'
          Equity                                                $17,538,914         $18,356,072
                                                                ===========         ===========

The accompanying notes are an integral part of these balance sheets.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

            FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30

                                  (Unaudited)

                    (000's omitted except per share amounts)



                                        Three Months                  Six Months
                                       Ended June 30                 Ended June 30
                                  ------------------------     --------------------------
                                     1994         1995           1994            1995
                                  -----------  -----------     ----------      ----------

REVENUE                           $2,551,722   $2,855,994      $4,835,789      $5,460,903
                                  ----------   ----------      ----------      ----------

  Operating expenses              $1,766,889   $2,017,919      $3,363,800      $3,854,013

  Special charges                         --           --              --         140,600

  Goodwill amortization               27,721       30,098          54,932          60,146

  Selling and administrative
    expenses                         297,692      306,435         584,626         600,474

  Interest expense                    78,271      112,927         162,501         220,087

  Interest income                     (5,643)     (14,507)        (16,407)        (23,401)

  Minority interest                   41,970       41,637          70,750          70,939

  Sundry income, net                 (12,787)     (14,490)        (30,197)        (31,552)
                                  ----------   ----------      ----------      ----------

  Income before income taxes      $  357,609   $  375,975      $  645,784      $  569,597

  Provision for income taxes         154,492      156,848         280,055         249,225
                                  ----------   ----------      ----------      ----------

NET INCOME                        $  203,117   $  219,127      $  365,729      $  320,372
                                  ==========   ==========      ==========      ==========

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING      483,915      485,082         483,878         484,968
                                  ==========   ==========      ==========      ==========

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                $     0.42   $     0.45      $     0.76      $     0.66
                                  ==========   ==========      ==========      ==========

DIVIDENDS DECLARED PER SHARE      $     0.15   $     0.15      $     0.30      $     0.30
                                  ==========   ==========      ==========      ==========

The accompanying notes are an integral part of these statements.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1994

                                  (Unaudited)

                                ($000's omitted)

                                                                                                     1988
                                                                                                   Employee
                                              Additional    Cumulative                              Stock        Employee
                                     Common     Paid-In    Translation    Retained     Treasury   Ownership       Stock
                                     Stock      Capital     Adjustment    Earnings      Stock        Plan     Benefit Trust
                                    --------  -----------  ------------  -----------  ----------  ----------  --------------
Balance, January 1, 1994            $496,217    $668,470     $(245,587)  $3,693,108    $425,097     $27,659        $      -
Net income for the period                  -           -             -      365,729           -           -               -
Cash dividends ($.30 per share)            -           -             -     (146,983)          -           -               -
Stock issued upon exercise
  of stock options                         -      (3,939)            -            -      (6,852)          -          (1,649)
Treasury stock received in
  connection with exercise of
  stock options                            -           -             -            -         247           -               -
Contribution to 1988 Employee
  Stock Ownership Plan                     -           -             -            -           -      (3,965)              -
Treasury stock received as
  settlement for claims                    -           -             -            -       1,356           -               -
Stock issued upon conversion
  of Liquid Yield Option
  Notes                                   30         423             -            -         (56)          -               -
Common stock issued for
  acquisitions                            74       1,799             -            -           -           -               -
Tax benefit of non-qualified
  stock options exercised                  -         950             -            -           -           -               -
Temporary equity related to
  put options                              -    (226,591)            -            -           -           -               -
Proceeds from sale of put
  options                                  -      14,718             -            -           -           -               -
Sale of shares to Employee Stock
  Benefit Trust (12,601,609
  shares)                                  -    (106,327)            -            -    (419,792)          -         313,465
Adjustment of Employee Stock
  Benefit Trust to market value            -      22,362             -            -           -           -          22,362
Transfer of equity interests
  among controlled subsidiaries            -        (254)            -            -           -           -               -
Cumulative translation adjust-
  ment of foreign currency
  statements                               -           -        67,812            -           -           -               -
                                    --------   ---------   -----------   ----------   ---------   ---------   -------------

Balance, June 30, 1994              $496,321    $371,611     $(177,775)  $3,911,854    $      -     $23,694        $334,178
                                    ========   =========   ===========   ==========   =========   =========   =============

The accompanying notes are an integral part of these statements.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1995

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                                                                                                   1988
                                                                                                 Employee
                                             Additional    Cumulative                             Stock        Employee
                                    Common     Paid-In    Translation    Retained    Treasury   Ownership       Stock
                                    Stock      Capital     Adjustment    Earnings      Stock       Plan     Benefit Trust
                                   --------  -----------  ------------  -----------  ---------  ----------  --------------
Balance, January 1, 1995           $496,387    $357,150     $(150,832)  $4,181,606   $   -        $19,729        $323,601
Net income for the period                 -           -             -      320,372          -           -               -
Cash dividends ($.30 per share)           -           -             -     (145,376)         -           -               -
Dividends paid to Employee
  Stock Benefit Trust                     -       3,643             -       (3,643)         -           -               -
Stock issued upon exercise
  of stock options                       16      (1,959)            -            -       (329)          -          (7,801)
Treasury stock received in
  connection with exercise of
  stock options                           -           -             -            -        329           -               -
Contribution to 1988 Employee
  Stock Ownership Plan                    -           -             -            -          -      (3,334)              -
Common stock issued upon
  conversion of Liquid Yield
  Option Notes                          120       1,929             -            -          -           -               -
Common stock issued for
  acquisitions                          378      10,206             -            -          -           -               -
Tax benefit of non-qualified
  stock options exercised                 -         895             -            -          -           -               -
Temporary equity related to
  put options                             -      11,133             -            -          -           -               -
Proceeds from sale of put
  options                                 -       6,766             -            -          -           -               -
Settlement of expired put
  options                                 -     (12,019)            -            -          -           -               -
Adjustment of Employee Stock
  Benefit Trust to market value           -      27,389             -            -          -           -          27,389
Transfer of equity interests
  among controlled subsidiaries           -         598             -            -          -           -               -
Cumulative translation adjust-
  ment of foreign currency
  statements                              -           -        55,825            -          -           -               -
                                   --------    --------     ---------   ----------   --------     -------        --------

Balance, June 30, 1995             $496,901    $405,731     $ (95,007)  $4,352,959   $      -     $16,395        $343,189
                                   ========    ========     =========   ==========   ========     =======        ========

The accompanying notes are an integral part of these statements.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED JUNE 30

                          Increase (Decrease) in Cash

                                  (Unaudited)

                               ($000's omitted)


                                                             1994            1995
                                                           ---------      -----------
Cash flows from operating activities:
  Net income for the period                                $ 365,729      $   320,372
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                          438,477          433,624
      Provision for deferred income taxes                    119,869          113,418
      Minority interest in subsidiaries                       70,750           70,939
      Interest on Liquid Yield Option Notes (LYONs) and
        WMX Subordinated Notes                                18,719           17,365
      Gain on sale of property and equipment                  (7,375)          (3,691)
      Contribution to 1988 Employee Stock
        Ownership Plan                                         3,965            3,334
      Special charge, net of tax                                   -           91,400

  Changes in assets and liabilities, excluding effects
    of acquired companies:
      Receivables, net                                      (165,160)          (5,852)
      Other current assets                                   (25,991)         (55,786)
      Sundry other assets                                     (7,444)          48,770
      Accounts payable                                       (62,413)         (43,910)
      Accrued expenses and unearned revenue                   24,449          (39,594)
      Deferred items                                         (40,914)         (33,227)
      Minority interest in subsidiaries                        6,713           (6,807)
                                                           ---------      -----------
Net cash provided by operating activities                  $ 739,374      $   910,355
                                                           ---------      -----------
Cash flows from investing activities:
  Short-term investments                                   $  31,493      $  (65,847)
  Capital expenditures                                      (651,232)       (584,988)
  Proceeds from sale of property and equipment               174,036         131,853
  Cost of acquisitions, net of cash acquired                (123,974)       (119,648)
  Other investments                                          (28,828)        (54,123)
  Acquisition of minority interests                           (3,600)         (2,263)
                                                           ---------      -----------
Net cash used for investing activities                     $(602,105)     $  (695,016)
                                                           ---------      -----------
Cash flows from financing activities:
  Cash dividends                                           $(146,983)     $  (145,376)
  Proceeds from issuance of indebtedness                     920,962        1,128,278
  Repayments of indebtedness                                (934,715)      (1,140,402)
  Proceeds from exercise of stock options, net                 5,265            6,753
  Contributions from minority interests                        9,552           13,348
  Stock repurchases by Company and subsidiaries                    -          (24,536)
  Proceeds from sale of put options                           14,718            6,766
  Settlement of expired put options                                -          (12,019)
                                                           ---------      -----------
Net cash used for financing activities                     $(131,201)     $  (167,188)
                                                           ---------      -----------
Net increase in cash and cash equivalents                  $   6,068      $    48,151
Cash and cash equivalents at beginning of period              92,802          121,918
                                                           ---------      -----------
Cash and cash equivalents at end of period                 $  98,870      $   170,069
                                                           =========      ===========
The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks and short-term investments with maturities of less than three months when purchased.

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest, net of amounts capitalized                   $ 143,782      $   202,722
    Income taxes, net of refunds received                  $  74,909      $   144,377

Supplemental schedule of noncash investing and
  financing activities:
    LYONs converted into common stock of the Company       $     509      $     2,049
    Liabilities assumed in acquisitions of businesses      $ 145,296      $   107,740
    Fair market value of Company and subsidiary stock
      issued for acquired businesses                       $   4,773      $    10,584
    WMX Subordinated Notes issued for acquisition of CWM
      minority interest                                    $       -      $   436,830

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


Income Taxes -

The following table sets forth the provision for income taxes for the three months and six months ended June 30, 1994 and 1995:


                                    Three Months             Six Months
                                    Ended June 30           Ended June 30
                                 --------------------    --------------------
                                   1994        1995        1994        1995
                                 --------    --------    --------    --------
Currently payable                $ 84,503    $ 76,511    $161,470    $136,350
Deferred                           70,628      80,609     119,869     113,418
Amortization of deferred
 investment credit                   (639)       (272)     (1,284)       (543)
                                 --------    --------    --------    --------
                                 $154,492    $156,848    $280,055    $249,225
                                 ========    ========    ========    ========

Business Combinations -

During 1994, the Company and its principal subsidiaries acquired 119 businesses for $197,201,000 in cash (net of cash acquired) and notes, 73,809 shares of the Company's common stock and 156,124 shares of common stock of Wheelabrator Technologies Inc. ("WTI"). These acquisitions were accounted for as purchases.

During the six months ended June 30, 1995, the Company and its principal subsidiaries acquired 59 businesses for $119,648,000 in cash (net of cash acquired) and notes and 377,978 shares of the Company's common stock. These acquisitions were accounted for as purchases. The pro forma effect of the acquisitions made during 1994 and 1995 is not material.

On January 24, 1995, the Company acquired all of the outstanding shares of Chemical Waste Management, Inc. ("CWM") that it did not already own. WMX previously owned approximately 78.6% of the outstanding CWM shares. The transaction provided for the CWM public shareholders to receive a convertible subordinated WMX note due 2005, with a principal amount at maturity of $1,000, for every 81.1 CWM shares held, with cash paid in lieu of issuance of fractional notes. The notes are subordinated to all existing and future senior indebtedness of WMX. Each note bears cash interest from the date the merger was consummated at the rate of two percent per annum of the $1,000 principal amount at maturity, payable semi-annually. The difference between the principal amount at maturity of $1,000 and the $717.80 stated issue price of each note represents the stated discount which, together with the cash interest payable on the notes, will accrue at a rate of 5.75 percent per annum (determined on a semi-annual bond equivalent basis) for purposes of determining the prices at which WMX may purchase or redeem notes, as described below. At the option of the holder, each note will be purchased for cash by WMX on March 15, 1998, and March 15, 2000, at prices of $789.95 and $843.03, respectively, which represent the stated issue price plus accrued stated discount to those dates. Accrued unpaid interest to those dates will also be paid. The notes will be redeemable by WMX on and after March 15, 2000 (but not before) for cash, at the stated issue price plus accrued stated discount and accrued but unpaid interest through the date of redemption. In addition, each note is convertible at any time prior to maturity, unless previously purchased or redeemed by WMX, into 26.078 shares of WMX common stock, subject to adjustment upon the occurrence of certain events. Upon any such conversion, WMX will have the option of paying cash equal to the market value of the WMX shares which would otherwise be issuable.

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


Accounting Principles -

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. The Company is studying FAS 121 but has not yet determined what, if any, effect its adoption will have on the Company's financial statements.


Derivative Financial Instruments -

From time to time, the Company uses derivatives to manage interest rate, currency and commodity risk. The portfolio of such instruments (which are held for purposes other than trading) at June 30, 1995, is set forth in the paragraphs which follow.

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

While the subsidiaries are exposed to market risk to the extent that receipts and payments under interest rate agreements are affected by market interest rates, such agreements are entered into as a hedge against interest rate exposure on existing debt. Accordingly, differences paid or received under the agreements are recognized as part of interest expense over the life of the agreements. The impact of swap agreements on consolidated interest expense and on the effective interest rate on consolidated debt was immaterial. As of June 30, 1995, interest rate agreements in notional amounts and with terms as set forth in the following table were outstanding:


                            Notional
                             Amount
 Currency               (000's omitted)   Duration of Agreement
- ---------               ---------------   ---------------------
Sterling                     20,000       Feb. 1995 - Feb. 1999
Hong Kong dollars           250,000       Feb. 1995 - Feb. 1997
U.S. dollars                 25,000       Jan. 1988 - Dec. 1995


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

As of June 30, 1995, the Company was party to the following average rate currency options (all options settle at expiration):


                             Notional Amount             Currency
                             ---------------  -----------------------------
                             (000's omitted)        Hedged         Against
- --------------------------------------------------------------------------
Collars, structured as
  offsetting puts and
  calls with different
  strike prices, covering
  the period January 1 to
  December 31, 1995                 40,000    French Franc         Sterling
                                   120,000    Swedish Krona        Sterling

Put options purchased,
  expiring at various
  dates through May 31,
  1996                              47,600    Deutschemark         Sterling
                                    42,000    French Franc         Sterling
                                    13,500    Netherlands Guilder  Sterling
                                    60,000    Swedish Krona        Sterling
                                20,000,000    Italian Lira         Sterling
                                    46,500    Sterling               Dollar

In addition, subsidiaries have sold currencies forward for delivery in 1995 to hedge foreign exchange exposure on specific transactions. The amounts involved are not material to the consolidated financial statements, and any gains or losses on the hedges will be included in the measurement of the identified transaction.

COMMODITY AGREEMENTS The Company utilizes collars, calls and swaps to mitigate the risk of price fluctuations on the fuel used by its vehicles. Quantities hedged equate to committed fuel purchases or anticipated usage and accordingly, gains and losses are deferred and recognized as fuel is purchased. The following table summarizes the Company's positions in commodity derivatives as of June 30, 1995:


                               Quantity
Type             Commodity     (000's omitted)  Expiration
- ----------------------------------------------------------
Swaps          Heating oil     63,000 gal.            1995
Collars            Gas oil     20 tons                1995
Swaps            Crude oil     3,000 bbls.            1996
Collars          Crude oil     300 bbls.              1996
Swaps            Crude oil     3,000 bbls.            1997
Collars          Crude oil     350 bbls.              1997
Swaps            Crude oil     2,000 bbls.            1998
Collars          Crude oil     200 bbls.              1998
Collars          Crude oil     100 bbls.              1999


The Company is exposed to credit loss in the event of non-performance by counterparties on interest rate, currency and commodity derivatives, but in all cases such counterparties are substantial financial institutions and the Company does not anticipate non-performance. Maximum credit exposure is represented by the fair value of contracts with a positive fair value; at June 30, 1995, such amounts were not material.


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

The Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company subsidiary's having owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment. See "Legal Proceedings" for further discussion.

The Company has filed several lawsuits against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. The carriers have denied coverage and are vigorously defending these claims. No amounts have been recognized in the financial statements for any future insurance recoveries.


Stockholders' Equity -

The Boards of Directors of each of WMX and WTI have authorized their respective companies to repurchase shares of their own common stock in the open market or in privately negotiated transactions. The programs extend into 1996. During the first six months of 1995, WTI repurchased approximately 1.8 million of its shares.

In connection with its authorized stock repurchase program, WMX sells put options on its own common stock. As of June 30, 1995, put options were outstanding on 9 million shares, at strike prices ranging from $25.5875 to $28.8333 per share, expiring at various dates in 1995. Subsequent to June 30, 1995, options covering 4.3 million shares expired unexercised as the market value of the Company's common stock was in excess of the strike price. Options on the remaining 4.7 million shares have strike prices ranging from $26.1068 to $26.5750 per share and expire in October and November of 1995. Subsequent to June 30, WMX sold additional put options on 2.6 million shares with strike prices from $30.6140 to $31.4464 per share, expiring in April and May 1996.


Commitments and Contingencies -

In 1994, a Connecticut Superior Court issued a decision with respect to appeals brought by certain project opponents of the permit issued to WTI to construct the $92 million Lisbon, Connecticut, trash-to-energy facility. In the ruling, the Court remanded the permit back to the Department of Environmental Protection ("DEP") for further proceedings on an uncontested permit condition that requires the Lisbon facility to dispose of only Connecticut waste. Following a series of judicial proceedings, the permit was remanded to the DEP in July of this year. During the proceedings, WTI continued to construct the facility, which is now complete and ready to undergo start-up and shakedown activities, but lacks the necessary temporary operating permit to do so. If WTI does not prevail in the construction permit remand, the temporary operating permit cannot be obtained. Through a guarantee agreement with the facility's owner, such a consequence may require WTI to redeem the debt issued to finance the facility. The resulting payments could have a material adverse impact on WTI's financial condition and results of operations and, to a lesser extent, on the Company's financial condition and results of operations. WTI reached a settlement in July 1995 with a major opponent of the project pursuant to which this opponent withdrew all legal actions against the project and agreed to support permitting the construction and operation of the facility. In light of this settlement, WTI believes that the probability of an adverse determination on the construction permit remand is remote, and that it will secure the necessary construction and temporary operating permits in time for the facility to generate electricity prior to the July 1996 delivery deadline contained in the facility's power contract.

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

In February 1995, WMX offered to acquire the approximately 3.1 million Rust shares held by the public, for $14 per share in cash. In May 1995, following negotiations with a special committee of Rust independent directors, WMX agreed to increase the price to the public stockholders under its proposal to $16.35 per share in cash. The revised WMX proposal was approved by the special committee of Rust independent directors and by the Boards of Directors of both WMX and Rust, and the transaction was completed in July 1995.


Debt -

In May 1995, the Company issued $200,000,000 of 6.65% Notes due May 15, 2005, at par. The holder of each 6.65% Note may elect to have such Note, or any portion thereof which is a multiple of $1,000, repaid on May 15, 2000 at 100% of its principal amount, together with accrued interest. The Company also issued in May 1995, $100,000,000 of 7% Notes due May 15, 2005, at a price of 99.293%. In
June 1995, the Company issued $100,000,000 of 5.84% Notes due July 3, 1996, at par. None of these issues is redeemable at the option of the Company prior to maturity.


Legal Matters -

See Part II of this Form 10-Q for a discussion of legal matters.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS:

Consolidated
- ------------

For the three months ended June 30, 1995, WMX Technologies, Inc. and its subsidiaries ("WMX" or the "Company") had net income of $219,127,000 or $.45 per share, compared to $203,117,000 or $.42 per share in the year-earlier period. Revenue for the quarter was $2,855,994,000 versus $2,551,722,000 in the 1994 second quarter. Second quarter 1995 net income included a charge of approximately $.01 per share for the write-off of deferred costs related to LYONs previously issued by the Company and its Chemical Waste Management, Inc. ("CWM") subsidiary. These securities were put to the Company by the debtholders prior to maturity.

For the six months ended June 30, 1995, net income was $320,372,000 or $.66 per share versus $365,729,000 or $.76 per share for the corresponding six-month period in 1994. The 1995 first quarter included a CWM charge related to a revaluation of investments in certain hazardous waste treatment and processing technologies and facilities, which reduced consolidated earnings in that quarter by $.19 per share. Excluding that charge and the LYONs charge discussed above, earnings per share for the six months ended June 30, 1995, were $.86. Revenues for the first six months of 1995 rose 13% to $5,460,903,000 from $4,835,789,000 in the comparable year-earlier period.

The Company provides comprehensive environmental, engineering and construction, industrial and related services through five principal subsidiaries, each of which presently operates in a relatively discrete industry or geographic area. Waste Management, Inc. ("WMI") provides integrated solid waste services and CWM provides hazardous waste collection, transportation, treatment and disposal services in North America. Waste Management International plc ("WM International") provides these services as well as trash-to-energy services outside North America. Wheelabrator Technologies Inc. ("WTI") is involved in trash-to-energy and independent power projects, water and wastewater treatment, and air quality control, primarily in North America. Rust International Inc. ("Rust") serves the engineering, construction, environmental and infrastructure consulting, and on-site industrial and related services markets in the United States and a number of foreign countries.

As a result of a strategic review begun in 1994, WMX has established a long-term goal of organizing the management of its four principal businesses - waste services, energy, water and engineering and consulting - on a global line of business basis. During the second quarter of 1995, the Company essentially completed a program to integrate management of the CWM land disposal facilities into the WMI organization. In addition, WTI and WM International announced the formation of a joint venture to develop trash-to-energy projects on a world-wide basis outside of Germany, Italy and North America. As further steps are taken to implement the global line of business strategy, the current business alignment could change.

Following is an analysis of operating results for the second quarter and first six months of 1995 by principal subsidiary.

WMI
- ---

WMI revenue for the second quarter and first six months of 1995 compared to the same periods in 1994 is analyzed in the following table ($000's omitted):

                           Three Months                       Six Months
                           Ended June 30                     Ended June 30
                ---------------------------------  ---------------------------------
                   1995        1994     Increase      1995        1994     Increase
                ----------  ----------  ---------  ----------  ----------  ---------

Residential     $  304,307  $  286,245     6.3%    $  597,394  $  562,144     6.3%
Commercial         408,089     377,952     8.0        802,400     743,534     7.9
Rolloff and
  industrial       343,299     317,392     8.2        648,382     599,667     8.1
Disposal,
  transfer
  and other        387,739     305,567    26.9        697,021     557,315    25.1
                ----------  ----------             ----------  ----------

                $1,443,434  $1,287,156    12.1%    $2,745,197  $2,462,660    11.5%
                ==========  ==========    ====     ==========  ==========    ====


Volume increases accounted for revenue growth of 7 to 7.5% and price for 3.5 to 4% in both the second quarter and first six months of 1995. Acquisitions accounted for revenue growth of 1 to 1.5% in the second quarter and .5 to 1.0% in the six months. Increases in prices of recyclable commodities were responsible for revenue increases of approximately 1% in the second quarter and six months, but prices are trending down in the third quarter. Volume growth was helped by a relatively mild winter in 1995, whereas severe weather over a large part of the country adversely affected the first quarter and thus the first six months of 1994. A portion of the volume growth also results from increased recycling activities, including the second quarter acquisition of Resource Recycling Technologies, Inc.

Operating expenses were 67.4% of revenue for the second quarter and 67.3% for the first six months of 1995 versus 68.8% and 69.0% for the comparable periods in 1994. Mild weather in 1995, WMI's pricing effectiveness program, improved safety performance, higher recyclable commodity prices and internalization of recycling processing, and continuing productivity enhancements all contributed to the improvement. Selling and administrative expenses were 10.1% of revenue for the second quarter and 10.3% for the six months of 1995, compared to 10.6% and 11.0% in the year-earlier periods. Such expenses increased in absolute dollars in both the quarter and the six months ended June 30, 1995. However, productivity enhancements have enabled WMI to manage a higher revenue base with relatively modest selling and administrative expense increases, the majority of which result from acquisitions and pay-for-performance compensation plans.

CWM
- ---

CWM revenue declined $23.9 million or 12.9% in the second quarter and $39.7 million or 12.0% in the first six months of 1995, compared to the same periods in 1994. The major cause of this decline was a 40% decrease in second quarter revenue at CWM's Barnwell, South Carolina, low-level radioactive waste disposal facility. Second quarter 1994 revenue at the facility had benefited from volumes received in anticipation of a state deadline which denied access to Barnwell to customers outside an eight-state region in the southeastern United States (the "Southeast Compact") after June 30, 1994. Reduced event business revenue (revenue from larger, typically non-recurring projects), the decline in value of the Mexican peso, and overall hazardous waste volume decreases also contributed to the revenue decline. During June 1995, the South Carolina legislature approved a budget measure that widened access to and extended the authorized life of the Barnwell site. The measure means that the facility, which was previously scheduled to close December 31, 1995, may remain open until its permitted disposal capacity is fully utilized (estimated to be in ten years) and may again accept waste from outside the Southeast Compact.

Second quarter 1995 operating expenses were approximately flat in absolute dollars compared to the second quarter of 1994, but increased from 67.1% of revenue to 76.8% due to the revenue decline. For the six months ended June 30, operating expenses declined $6.9 million but increased from 69.3% of revenue to 76.4% of revenue. Six-month amounts and percentages exclude a charge of $140.6 million which CWM recorded in the first quarter of 1995 to write-off its investment in facilities and technologies that it has eliminated because they do not meet customer service or performance objectives.

Selling and administrative expenses declined $3.3 million in the second quarter and $8.5 million in the first half of 1995 compared to the corresponding 1994 periods due to personnel reductions, but were relatively unchanged as a percentage of revenue.

WTI
- ---

Revenue for the quarter ended June 30, 1995, grew $48.3 million to $370.0 million, a 15% increase over the prior year. First half 1995 revenue of $743.3 million represents an increase of $140.3 million or 23% compared to the first six months of 1994. Acquisitions, primarily of industrial water businesses, accounted for approximately 60% and 40% of second quarter and first half 1995 growth, respectively. New plants, along with existing businesses, were responsible for the remaining 40% of the second quarter's increased revenue as well as for slightly over 40% of the first half pick-up. The balance of the increase for the first six months of 1995 came from first quarter construction revenue associated with the Lisbon, Connecticut, trash-to-energy facility being built by WTI.

Second quarter energy business revenue grew $9.5 million, or 6%, from 1994 levels. For the six months ended June 30, 1995, energy revenue increased $63.7 million or 20%. WTI's Falls Township trash-to-energy facility and Polk County, Florida wood waste-to-energy facility, both of which began commercial operations in the third quarter of last year, provided 160% of the increase in second quarter 1995 revenue. Revenue from existing plants declined during the quarter compared to last year due mainly to greater curtailment of electrical purchases by utility customers of WTI's California independent power facilities as a result of lower cost hydropower being available from late spring snow melt. The Falls Township and Polk County facilities accounted for almost 50% of first half energy revenue growth, with construction revenue on Lisbon contributing 40% and contractual price escalation along with a shift in trash deliveries toward higher priced municipal contract sources representing the balance. WTI's water business revenue grew $54.3 million or 48% in the second quarter and $92.3 million or 45% for the six months of 1995 compared to the same periods in 1994. Acquisitions generated over 50% of the second quarter growth and 60% of the first half growth. Existing businesses and the Baltimore I biosolids pellitizer facility, which began commercial operations in January of this year, accounted for the balance of the increase. Air business revenue declined 35% in the second quarter and 19% in the first six months of 1995 compared to 1994. The declines are consistent with general industry trends and reflect a slowdown in air pollution control retrofit activities by utilities between Phases I and II of the Clean Air Act Amendments of 1990, spotty enforcement of existing regulations, and uncertainty associated with the current national political debate on environmental regulatory reform. WTI management has downsized certain of its air businesses during the second quarter to reflect expected market demand.

Energy, water and air businesses represented 47%, 45% and 8%, respectively, of second quarter revenue compared to 51%, 35% and 14% in the second quarter of 1994. For the six months, these business lines contributed 51%, 40% and 9%, respectively, of revenue in 1995 and 52%, 34% and 14% in 1994.

Operating expenses were 70.4% of revenue in the second quarter of 1995 and 71.1% through six months. Comparable 1994 percentages were 67.9% and 68.7%, respectively. The increased percentages reflect a greater contribution from lower margin water business, decreased air business profitability, and the fact that the energy business experienced very strong margins during the 1994 second quarter. An additional factor impacting year-to-date percentages is Lisbon construction revenue which is being offset by a corresponding amount of construction expense. Management expects overall operating costs to remain at approximately the second quarter percentage of revenue for the balance of 1995. Selling and administrative costs increased $3.3 million and $9.4 million over the second quarter and first half of 1994, primarily due to the impact of 1994 acquisitions. However, as a percentage of revenue such expenses declined for both the second quarter and the first half of 1995 compared to last year, reflecting primarily revenue growth at a faster rate than associated selling and overhead cost increases. The percentage decrease for the six months ended June 30, 1995, was also influenced by the Lisbon construction revenue, which has no associated selling and administrative cost.

WM International
- ----------------

WM International is a United Kingdom corporation which prepares its financial statements in pounds sterling under accounting principles prevailing in the U.K. Such accounting principles differ in certain respects from those generally accepted in the United States ("U.S. GAAP"). The following discussion and analysis is prepared on the basis of U.S. GAAP financial statements with pounds sterling translated to U.S. dollars at the rates used to translate WM International financial statements for inclusion in the Company's consolidated financial statements (one pound = $1.5918 in 1995 and one pound = $1.5042 in 1994).

Revenues were $475,519,000 for the quarter ended June 30, 1995, versus $435,365,000 for the comparable quarter of 1994. For the six months ended June 30, 1995, revenues were $917,788,000 in 1995 compared to $816,672,000 in 1994.
Components of the change in revenue are shown in the following table:

                         Increase (Decrease) in 1995
                              Compared to 1994
                        -----------------------------
                         Three Months     Six Months
                        ---------------  ------------

Price                         1.3%            1.5%
Volume                       (5.0)           (2.7)
Acquisitions                  6.1             6.1
Currency translation          6.8             7.5
                             ----            ----
                              9.2%           12.4%
                              ===            ====

WM International's ability to implement price increases continues to be adversely affected by economic and competitive conditions and relatively low inflation. In Italy, where a substantial portion of its business is municipal contracts, renewals continue to be consistently at reduced prices. A portion of the 1995 volume decline is a result of the completion of the SENT landfill in Hong Kong, construction revenue from which was included in the 1994 second quarter. The government introduced a new pricing mechanism in March that requires generators to absorb a portion of the disposal cost of waste brought to the Hong Kong incinerator, and is considering a similar charge at the SENT landfill. This resulted in some volume decline in the second quarter and the future impact on the facilities is uncertain. Volume increased in several European countries, but was adversely impacted by a decline in landfill volumes in France and Italy.

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

Operating expenses were 75.4% of second quarter 1995 revenue compared to 72.0% in the same period of 1994, and for the six months ended June 30 were 75.4% in 1995 versus 72.1% in 1994. The increases are a reflection of highly competitive pricing in hazardous waste and in the solid waste markets of Italy and France. France continues to be a significant problem and through the first half of 1995 has experienced substantially lower margins, which are anticipated to continue at least for the balance of the year. Selling and administrative expenses were 12.3% of revenue for the second quarter of 1995 compared to 13.3% in the 1994 second quarter and for the first six months were 12.8% in 1995 and 13.5% in 1994. The improvements are a result of the increased revenue base over which to spread the fixed portion of such costs, integration of acquired businesses, and continued emphasis on productivity improvements.

In light of results to date, WM International expects its 1995 earnings to be below 1994 levels.

Rust
- ----

Rust revenue increased 18.9% for the second quarter and 16.7% for the first six months of 1995 compared to the same periods in 1994. Substantially all of the increase related to growth in existing businesses, as the impact of acquisitions was not significant. Revenue by business line is shown in the following table ($000's omitted):

                            Three Months                       Six Months
                           Ended June 30                     Ended June 30
                    -----------------------------    -----------------------------
                                        Increase                         Increase
                      1995      1994   (Decrease)     1995      1994    (Decrease)
                    --------  -------- ----------   --------  --------  ----------
Engineering,
 construction
 and consulting
 services           $344,778  $241,436     42.8%    $622,698  $446,786     39.4%
Remediation and
 industrial
 services            144,774   170,242    (15.0)     308,060   351,032    (12.2)
                    --------  --------              --------  --------
                    $489,552  $411,678     18.9%    $930,758  $797,818     16.7%
                    ========  ========     ====     ========  ========     ====

The revenue increase for engineering, construction and consulting services was driven by volume growth, particularly engineering and construction activities on several large pulp and paper projects. Remediation and industrial services revenue for the second quarter and first six months of 1995 declined from the comparable 1994 periods. The transaction with OHM Corporation ("OHM") described below resulted in the loss of revenue contribution from the remedial services group for the month of June. Customer reluctance to award new projects to the group pending the outcome of the transaction, as well as management's focus on completing the transition of the business to OHM, also resulted in a revenue decrease.

In May 1995, OHM acquired Rust's environmental remediation business in exchange for an approximately 37% equity interest in OHM. For the five months ended May 31, 1995, the Rust environmental remediation business had revenue of $62.2 million and operating income (after operating, selling and administrative expenses) of $.9 million. For the six months ended June 30, 1994, the comparable amounts were $106.3 million and $3.5 million, respectively.

Rust's backlog at June 30, 1995, was $1.249 billion, of which $186.1 million related to several Department of Defense contracts, including two Total Environmental Restoration Contracts. There can be no assurance that specific projects identified and performed pursuant to such Department of Defense contracts will result in aggregate revenues of $186.1 million over the remaining terms of the contracts. The decrease in the backlog from March 31, 1995, primarily results from remediation backlog transferred to OHM in connection with the transaction discussed above, as well as work completed on a large pulp and paper project. Revenue from affiliated companies was 7.4% of total revenue for the first six months of 1995 compared to 13.6% for the first six months of 1994, primarily the result of the completion of the Falls Township trash-to-energy facility for WTI.

Operating expenses were 84.7% of revenue for the second quarter and 84.8% for the first six months of 1995, compared to 82.5% for both the quarter and six months of 1994. The increase in operating expenses is primarily attributable to the continued shift of the revenue mix in favor of engineering, construction and consulting work, which has higher operating expenses than the industrial services business. Selling and administrative expenses as a percentage of revenue were 8.8% for the second quarter and 9.1% for the first six months of 1995, compared to 10.7% and 11.0% in the corresponding periods of 1994. The decrease is attributable to revenue growth and to ongoing programs to reduce selling and administrative expenses across all business lines, including closing certain offices and consolidating the engineering and construction groups in the fourth quarter of 1994.

Interest
- --------

The following table sets forth the components of consolidated interest, net, for the three-month and six-month periods ended June 30, 1995 and 1994 ($000's omitted):

                             Three Months           Six Months
                         --------------------  --------------------
                           1995       1994       1995       1994
                         ---------  ---------  ---------  ---------

Interest expense         $132,226   $106,638   $259,122   $216,069
Interest income           (14,507)    (5,643)   (23,401)   (16,407)
Capitalized interest      (19,299)   (28,367)   (39,035)   (53,568)
                         --------   --------   --------   --------
Interest expense, net    $ 98,420   $ 72,628   $196,686   $146,094
                         ========   ========   ========   ========


Net interest expense for the three months and six months ended June 30, 1995, increased compared to the corresponding periods in 1994 as a result of higher interest rates, debt incurred to purchase the public shares of CWM, and lower capitalized interest due to the completion of several large construction projects, partially offset by positive cash flow from operations.

Accounting Principles
- ---------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. The Company is studying FAS 121 but has not yet determined what, if any, effect its adoption will have on the Company's financial statements.

Derivatives
- -----------

From time to time, the Company and certain of its subsidiaries use derivatives to manage currency, interest rate, and commodity (fuel) risk. Derivatives used are simple agreements which provide for payments based on the notional amount, with no multipliers or leverage. While the Company is exposed to credit loss in the event of non-performance by counterparties to derivatives, in all cases such counterparties are substantial financial institutions and the Company does not anticipate non-performance. In addition, maximum credit exposure is represented by the fair value of contracts with a positive fair value; at June 30, 1995, such amounts are not material. See Notes to Consolidated Financial Statements for further discussion. Also see "Capital Structure" below for a discussion of the Company's sale of put options in connection with its authorized stock repurchase program.

FINANCIAL CONDITION:

Liquidity and Capital Resources
- -------------------------------

The Company had working capital of $122.8 million at June 30, 1995, compared to a working capital deficit of $90.9 million at December 31, 1994. Net receivables and costs and estimated earnings in excess of billings on uncompleted contracts increased $82.5 million as a result of revenue growth and large engineering and construction contracts in process at Rust. Cash and short-term investments increased $114.9 million in anticipation of retirement of debt maturing in July 1995 and the acquisition of the Rust shares discussed below. Current liabilities remained relatively constant.

The Company is primarily in a service industry and accordingly, cash flow from operations is used primarily for capital expenditures (including business acquisitions), dividends, stock repurchases or debt reduction. Beginning in 1994, management placed increased emphasis on reducing capital expenditures and obtaining higher returns from existing assets. As a result, in the first six months of 1995 the Company generated positive cash flow of $215.3 million before financing activities.

Long-term and short-term debt, net of cash and cash equivalents, increased $477.4 million during the six months ended June 30, 1995. The primary reasons for this increase include the subordinated debt issued to acquire the public shares of CWM, debt of acquired businesses, and the impact of foreign currency translation on the debt of WM International, partially offset by the positive cash flow noted above.

During the first quarter of 1995, WM International received an assessment of approximately 417 million Krona (approximately $58 million) from the Swedish Tax Authority, relating to a transaction completed in 1990. WM International believes that all appropriate tax returns and disclosures were filed at the time of the transaction, and intends to vigorously contest the assessment.

In 1994, a Connecticut Superior Court issued a decision with respect to appeals brought by certain project opponents of the permit issued to WTI to construct the $92 million Lisbon, Connecticut trash-to-energy facility. In the ruling, the Court remanded the permit back to the Department of Environmental Protection ("DEP") for further proceedings on an uncontested permit condition that requires the Lisbon facility to dispose of only Connecticut waste. Following a series of judicial proceedings, the permit was remanded to the DEP in July of this year. During the proceedings, WTI continued to construct the facility, which is now complete and ready to undergo start-up and shakedown activities but lacks the necessary temporary operating permit to do so. If WTI does not prevail in the construction permit remand, the temporary operating permit cannot be obtained. Through a guarantee agreement with the facility's owner, such a consequence may require WTI to redeem the debt issued to finance the facility. The resulting payments could have a material adverse impact on WTI's financial condition and results of operations and, to a lesser extent, on the Company's financial condition and results of operations. WTI reached a settlement in July 1995 with a major opponent of the project pursuant to which this opponent withdrew all legal actions against the project and agreed to support permitting the construction and operation of the facility. In light of this settlement, WTI believes that the probability of an adverse determination on the construction permit remand is remote, and that it will secure the necessary construction and temporary operating permits in time for the facility to generate electricity prior to the July 1996 delivery deadline contained in the facility's power contract.

The majority of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment. As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the operating life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste. While the Company believes it has adequately provided for its environmental liabilities, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities which could be material. See Notes to Consolidated Financial Statements.

The Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company subsidiary's having owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment. See "Legal Proceedings" for further discussion.

Acquisitions and Capital Expenditures
- -------------------------------------

Capital expenditures, excluding property and equipment of purchased businesses, were $585.0 million for the six months ended June 30, 1995, and $651.2 million for the comparable period in 1994. In addition, the Company and its principal subsidiaries acquired 59 businesses for $119.6 million in cash and notes, and 377,978 shares of WMX common stock during the first six months of 1995. For the six months ended June 30, 1994, the Company and its principal subsidiaries acquired 60 businesses for $124.0 million in cash and notes, 73,809 shares of WMX common stock and 156,124 shares of WTI common stock. The proforma effect of acquisitions made during 1994 and 1995 is not material.

Capital Structure
- -----------------

In January 1995, the holders of a majority of the outstanding CWM shares (other than those held by WMX) approved a merger transaction that resulted in WMX acquiring all of the outstanding CWM shares it did not previously own, in return for convertible subordinated debt.

In February 1995, WMX offered to acquire the approximately 3.1 million Rust shares held by the public, for $14 per share in cash. In May 1995, following negotiations with a special committee of Rust independent directors, WMX agreed to increase the price to the public shareholders under its proposal to $16.35 per share in cash. The revised WMX proposal was approved by the special committee of Rust independent directors and by the Boards of Directors of both WMX and Rust, and the transaction was completed in July of 1995.

The Boards of Directors of WMX and WTI have authorized their respective companies to repurchase shares of their own common stock in the open market or in privately negotiated transactions. The programs extend into 1996. During the first six months of 1995, WTI repurchased approximately 1.8 million of its shares.

In connection with its authorized stock repurchase program, WMX from time to time sells put options on its own common stock. As of June 30, 1995, put options were outstanding on 9 million shares, at strike prices ranging from $25.5875 to $28.8333 per share, expiring at various dates in 1995. Subsequent to June 30, 1995, options covering 4.3 million shares expired unexercised as the market value of the Company's common stock was in excess of the strike price. Options on the remaining 4.7 million shares have strike prices ranging from $26.1068 to $26.5750 per share and expire in October and November of 1995. Subsequent to June 30, WMX sold additional put options on 2.6 million shares with strike prices from $30.6140 to $31.4464 per share, expiring in April and May 1996.

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         -----------------

          The majority of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject, or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal or trash-to-energy facilities. As of June 30, 1995, CWM was involved in one such proceeding and a subsidiary of WTI was involved in one such proceeding where it is believed that sanctions involved in each instance may exceed $100,000.

          In June 1995, CWM entered into a consent order with the State of Illinois Environmental Protection Agency in a proceeding before the Circuit Court of the State of Illinois for St. Clair County in connection with certain alleged infractions of technical operating regulations at a CWM hazardous waste management facility in Sauget, Illinois. The consent order provided for the payment by CWM of a civil penalty of $250,000. In settling these matters, CWM did not admit any violation of law.

          The Company or certain of its subsidiaries have been identified as potentially responsible parties in a number of governmental investigations and actions relating to waste disposal facilities which may be subject to remedial action under the Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended ("Superfund"). The majority of these proceedings are based on allegations that certain subsidiaries of the Company (or their predecessors) transported hazardous substances to the facilities in question, often prior to acquisition of such subsidiaries by the Company. Such proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial.

          As of June 30, 1995, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 104 locations listed on the Superfund National Priority List ("NPL"). Of the 104 NPL sites at which claims have been made against the Company, 19 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially sited by others as land disposal facilities. At each of the 19 owned facilities, the Company is working in conjunction with the government to characterize or to remediate identified site problems. In addition, at these 19 facilities the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 85 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are substantially uncertain.

          The Company periodically reviews its role, if any, with respect to each such location, giving consideration to the nature of the Company's alleged connection to the location (e.g., owner, operator, transporter or generator), the extent of the Company's alleged connection to the location (e.g., amount and nature of waste hauled to the location, number of years of site operation by the Company or other relevant factors), the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties at the location, and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, a provision is made in the Company's financial statements for the Company's best estimate of the liability based on management's judgment and experience, information available from regulatory agencies, and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of a specific site, as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company provides for the minimum amount within the range, in accordance with generally accepted accounting principles. Sites subject to state action under state laws similar to the federal Superfund statute are treated by the Company in the same way as NPL sites. The Company's estimates are subsequently revised, as deemed necessary, as additional information becomes available. While the Company does not anticipate that the amount of any such revisions will have a material adverse effect on the Company's operations or financial condition, the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time. Such matters could have a material adverse impact on earnings for one or more fiscal quarters or years.

          From time to time, the Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company subsidiary's having owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment. Some of such lawsuits may seek to have the Company or its subsidiaries pay the costs of groundwater monitoring and health care examinations of allegedly affected persons for a substantial period of time even where no actual damage is proven. While the Company believes it has meritorious defenses to these lawsuits, their ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs' circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other factors. Accordingly, it is possible such matters could have a material adverse impact on the Company's earnings for one or more fiscal quarters or years.

          The Company and certain of its subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of their business. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, the Company believes that these matters will not have a material adverse effect on its results of operations or financial condition.

ITEM 4.  Submission of Matters to Vote of Security Holders.
         -------------------------------------------------

          At the Company's annual meeting of stockholders on May 12, 1995, a proposal to elect the nominees listed in the following table as directors of the Company was submitted to a vote of the Company's stockholders. The following table also shows the results of voting as to each nominee:

     Nominee                     Votes For     Votes Withheld
     -------                    -----------    --------------

     H. Jesse Arnelle           394,489,203       5,369,595
     Jerry E. Dempsey           394,076,333       5,782,465
     James B. Edwards           394,425,721       5,433,077
     Alexander B. Trowbridge    394,466,304       5,392,494

     At the same meeting, proposals to approve the WMX Technologies, Inc. Corporate Incentive Bonus Plan and the WMX Technologies, Inc. Long Term Incentive Plan were submitted to a vote of the Company's stockholders. Both proposals were adopted by the stockholders. The voting was as follows:

                                      Votes                   Broker
                        Votes For    Against    Abstentions  Non-Votes
                       -----------  ----------  -----------  ---------
Corporate Incentive    362,792,057  33,018,248    4,048,493     -0-
 Bonus Plan
Long Term Incentive    371,721,299  23,962,800    4,174,699     -0-
 Plan

ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (a)  Exhibits.

     The exhibits to this report are listed in the Exhibit Index elsewhere herein.

     (b)  Reports on Form 8-K.

     The registrant filed no reports on Form 8-K during the quarter ended June 30, 1995.

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



August 11, 1995

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