Form 10-Q
period 1995-09-30
WMX TECHNOLOGIES INC
filed 1995-11-14
CIK 104938

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

 -- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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


   SHARES OF REGISTRANT'S COMMON STOCK, $1 PAR VALUE, ISSUED AND OUTSTANDING
                      AT OCTOBER 31, 1995 -- 486,567,803


================================================================================

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----


                                                                         PAGE
                                                                         ----
PART I. Financial Information:


Consolidated balance sheets as of December 31, 1994, and
     September 30, 1995.................................................    3


Consolidated statements of income for the three months and nine months
     ended September 30, 1994 and 1995..................................    5


Consolidated statements of stockholders' equity for the nine months
     ended September 30, 1994 and 1995..................................    6


Consolidated statements of cash flows for the nine months
     ended September 30, 1994 and 1995..................................    8


Notes to consolidated financial statements..............................    9


Management's discussion and analysis of results of operations
     and financial condition............................................   15


PART II.  Other Information.............................................   24


                                     ******

                         PART I. FINANCIAL INFORMATION

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                               ($000's omitted)

                                    ASSETS

                                                           December 31, 1994        September 30, 1995
                                                           -----------------        -------------------
CURRENT ASSETS:
  Cash and cash equivalents                                   $   121,918              $   213,114
  Short-term investments                                           19,704                   73,528
  Accounts receivable, less reserve of $65,536 in 1994
    and $65,007 in 1995                                         1,958,052                2,007,978
  Employee receivables                                             10,140                    8,831
  Parts and supplies                                              194,645                  206,745
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                      403,949                  511,456
  Refundable income taxes                                          30,713                        -
  Prepaid expenses                                                349,723                  339,596
                                                              -----------              -----------
      Total Current Assets                                    $ 3,088,844              $ 3,361,248
                                                              -----------              -----------

PROPERTY AND EQUIPMENT, at cost:
  Land, primarily disposal sites                              $ 4,162,418              $ 4,473,961
  Buildings                                                     1,372,782                1,542,302
  Vehicles and equipment                                        7,162,217                7,418,876
  Leasehold improvements                                           91,554                   84,637
                                                              -----------              -----------
                                                              $12,788,971              $13,519,776

  Less - Accumulated depreciation and amortization             (3,503,219)              (3,889,454)
                                                              -----------              -----------
      Total Property and Equipment, Net                       $ 9,285,752              $ 9,630,322
                                                              -----------              -----------
OTHER ASSETS:
  Intangible assets relating to acquired businesses, net      $ 3,789,801              $ 4,217,188
  Sundry, including other investments                           1,374,517                1,481,208
                                                              -----------              -----------
      Total Other Assets                                      $ 5,164,318              $ 5,698,396
                                                              -----------              -----------
             Total Assets                                     $17,538,914              $18,689,966
                                                              ===========              ===========

The accompanying notes are an integral part of these balance sheets.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           December 31, 1994        September 30, 1995
                                                           -----------------        ------------------

CURRENT LIABILITIES:
  Portion of long-term debt payable within one year          $   890,686                $ 1,087,947
  Accounts payable                                             1,017,451                    973,762
  Accrued expenses                                               966,284                    993,094
  Unearned revenue                                               305,310                    319,278
                                                             -----------                -----------
      Total Current Liabilities                              $ 3,179,731                $ 3,374,081
                                                             -----------                -----------
DEFERRED ITEMS:
  Income taxes                                               $   665,677                $   865,981
  Environmental liabilities                                      704,015                    643,844
  Other                                                          615,606                    652,351
                                                             -----------                -----------
      Total Deferred Items                                   $ 1,985,298                $ 2,162,176
                                                             -----------                -----------
LONG-TERM DEBT, less portion payable within one year         $ 6,044,411                $ 6,458,622
                                                             -----------                -----------
MINORITY INTEREST IN SUBSIDIARIES                            $ 1,536,165                $ 1,480,000
                                                             -----------                -----------
COMMITMENTS AND CONTINGENCIES                                $                          $
                                                             -----------                -----------
PUT OPTIONS                                                  $   252,328                $   253,998
                                                             -----------                -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $l par value (issuable in series);
    50,000,000 shares authorized; none outstanding
    during the periods                                       $         -                $         -
  Common stock, $l par value; 1,500,000,000 shares
    authorized; 496,386,758 shares issued in 1994
    and 498,517,379 in 1995                                      496,387                    498,517
  Additional paid-in capital                                     357,150                    402,290
  Cumulative translation adjustment                             (150,832)                   (95,860)
  Retained earnings                                            4,181,606                  4,512,037
                                                             -----------                -----------
                                                             $ 4,884,311                $ 5,316,984

Less: 1988 Employee Stock Ownership Plan                          19,729                     14,729
      Employee Stock Benefit Trust (12,386,629
        shares in 1994 and 11,970,730 shares
        in 1995, at market)                                      323,601                    341,166
                                                             -----------                -----------
      Total Stockholders' Equity                             $ 4,540,981                $ 4,961,089
                                                             -----------                -----------
         Total Liabilities and Stockholders'
           Equity                                            $17,538,914                $18,689,966
                                                             ===========                ===========

The accompanying notes are an integral part of these balance sheets.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

           FOR THE THREE MONTHS AND NINE MONTHS  ENDED SEPTEMBER 30

                                  (Unaudited)

                   (000's omitted except per share amounts)

                                                Three Months                               Nine Months
                                             Ended September 30                        Ended September 30
                                       -------------------------------           -------------------------------
                                          1994                 1995                 1994                 1995
                                       ----------           ----------           ----------           ----------

REVENUE                                $2,603,110           $2,826,033           $7,438,899           $8,286,936
                                       ----------           ----------           ----------           ----------

  Operating expenses                   $1,809,485           $1,985,581           $5,173,285           $5,839,594
  Special charges                              --                   --                   --              140,600
  Goodwill amortization                    27,776               30,558               82,708               90,704
  Selling and administrative
    expenses                              293,175              298,394              877,801              898,868
  Interest expense                         83,528              107,133              246,029              327,220
  Interest income                          (8,747)              (8,402)             (25,154)             (31,803)
  Minority interest                        41,885               38,665              112,635              109,604
  Sundry income, net                      (18,606)             (24,225)             (48,803)             (55,777)
                                       ----------           ----------           ----------           ----------
  Income before income taxes           $  374,614           $  398,329           $1,020,398           $  967,926
  Provision for income taxes              161,729              164,481              441,784              413,706
                                       ----------           ----------           ----------           ----------
NET INCOME                             $  212,885           $  233,848           $  578,614           $  554,220
                                       ==========           ==========           ==========           ==========
AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING           484,162              486,286              483,985              485,495
                                       ==========           ==========           ==========           ==========
EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                     $     0.44           $     0.48           $     1.20           $     1.14
                                       ==========           ==========           ==========           ==========
DIVIDENDS DECLARED PER SHARE           $     0.15           $     0.15           $     0.45           $     0.45
                                       ==========           ==========           ==========           ==========

The accompanying notes are an integral part of these statements.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994

                                  (Unaudited)

                                ($000's omitted)

                                                                                                     1988
                                                                                                   Employee
                                                Additional   Cumulative                              Stock       Employee
                                      Common     Paid-In    Translation    Retained     Treasury   Ownership       Stock
                                      Stock      Capital     Adjustment    Earnings      Stock        Plan     Benefit Trust
                                    ----------  ----------  ------------  -----------  ----------  ----------  -------------
Balance, January 1, 1994             $496,217    $668,470    $(245,587)   $3,693,108    $425,097     $27,659      $   -
Net income for the period                -           -            -          578,614        -           -             -
Cash dividends ($.45 per share)          -           -            -         (217,676)       -           -             -
Dividends paid to Employee
  Stock Benefit Trust                    -          3,756         -           (3,756)       -           -             -
Stock issued upon exercise
  of stock options                       -         (4,729)        -             -         (7,406)       -           (3,164)
Treasury stock received in
  connection with exercise of
  stock options                          -           -            -             -            250        -             -
Contribution to 1988 Employee
  Stock Ownership Plan                   -           -            -             -           -         (4,948)         -
Treasury stock received as
  settlement for claims                  -           -            -             -          1,907        -             -
Stock issued upon conversion
  of Liquid Yield Option
  Notes                                    36         511         -             -            (56)       -             -
Common stock issued for
  acquisitions                             74       1,799         -             -           -           -             -
Tax benefit of non-qualified
  stock options exercised                -          1,156         -             -           -           -             -
Temporary equity related to
  put options                            -       (240,151)        -             -           -           -             -
Proceeds from sale of put
  options                                -         22,720         -             -           -           -             -
Sale of shares to Employee Stock
  Benefit Trust (12,601,609
  shares)                                -       (106,327)        -             -       (419,792)       -          313,465
Adjustment of Employee Stock
  Benefit Trust to market value          -         50,250         -             -           -           -           50,250
Transfer of equity interests
  among controlled subsidiaries          -           (228)        -             -           -           -             -
Cumulative translation adjust-
  ment of foreign currency
  statements                             -           -         111,768          -           -           -             -
                                     --------    --------    ---------    ----------    --------     -------      --------
Balance, September 30, 1994          $496,327    $397,227    $(133,819)   $4,050,290    $   -        $22,711      $360,551
                                     ========    ========    =========    ==========    ========     =======      ========

The accompanying notes are an integral part of these statements.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                                                                                                      1988
                                                                                                    Employee
                                              Additional    Cumulative                               Stock        Employee
                                     Common    Paid-In     Translation    Retained     Treasury    Ownership       Stock
                                     Stock     Capital      Adjustment    Earnings       Stock        Plan     Benefit Trust
                                    --------  -----------  ------------  -----------  -----------  ----------  --------------
Balance, January 1, 1995            $496,387   $357,150     $(150,832)   $4,181,606     $  -        $19,729       $323,601
Net income for the period               -          -             -          554,220        -           -              -
Cash dividends ($.45 per share)         -          -             -         (218,350)       -           -              -
Dividends paid to Employee
 Stock Benefit Trust                    -         5,439          -           (5,439)       -           -              -
Stock issued upon exercise
 of stock options                        39      (2,705)         -             -         (1,348)       -           (11,522)
Treasury stock received in
 connection with exercise of
 stock options                          -          -             -             -            332        -              -
Contribution to 1988 Employee
 Stock Ownership Plan                   -           -            -             -           -         (5,000)          -
Treasury stock received as
 settlement for claims                  -           -            -             -          1,016        -              -
Common stock issued upon
 conversion of Liquid
 Yield  Option Notes                     127       2,060         -             -           -           -              -
Common stock issued for
 acquisitions                          1,964       8,984         -             -           -           -              -
Tax benefit of non-qualified
 stock options exercised                -          1,422         -             -           -           -              -
Temporary equity related to
 put options                            -         (1,670)        -             -           -           -              -
Proceeds from sale of put
 options                                -         14,013         -             -           -           -              -
Settlement of expired put
 options                                -        (12,019)        -             -           -           -              -
Adjustment of Employee Stock
 Benefit Trust to market value          -         29,087         -             -           -           -            29,087
Transfer of equity interests
 among controlled subsidiaries          -            529         -             -           -           -              -
Cumulative translation adjust-
 ment of foreign currency
 statements                             -           -          54,972          -           -           -              -
                                    --------    --------    ---------    ----------     -------     -------       --------
 Balance, September 30, 1995        $498,517    $402,290    $ (95,860)   $4,512,037     $  -        $14,729       $341,166
                                    ========    ========    =========    ==========     =======     =======       ========

The accompanying notes are an integral part of these statements.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30

                          Increase (Decrease) in Cash

                                  (Unaudited)

                               ($000's omitted)

                                                         1994          1995
                                                      -----------   -----------
Cash flows from operating activities:
 Net income for the period                            $   578,614   $   554,220
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                          658,715       661,461
   Provision for deferred income taxes                    216,398       199,806
   Minority interest in subsidiaries                      112,635       109,604
   Interest on Liquid Yield Option Notes (LYONs) and
    WMX Subordinated Notes                                 26,039        20,173
   Gain on sale of property and equipment                 (11,276)       (6,114)
   Contribution to 1988 Employee Stock Ownership Plan       4,948         5,000
   Special charge, net of tax                                   -        91,400

 Changes in assets and liabilities, excluding effects
  of acquired companies:
   Receivables, net                                      (290,874)       (6,649)
   Other current assets                                   (51,838)      (40,686)
   Sundry other assets                                      2,818        25,707
   Accounts payable                                         1,887       (92,689)
   Accrued expenses and unearned revenue                   33,798        10,582
   Deferred items                                        (101,835)      (53,053)
   Minority interest in subsidiaries                       13,593        (5,011)
                                                      -----------   -----------
Net cash provided by operating activities             $ 1,193,622   $ 1,473,751
                                                      -----------   -----------

Cash flows from investing activities:
   Short-term investments                             $      (647)  $   (41,779)
   Capital expenditures                                (1,004,196)     (964,826)
   Proceeds from sale of property and equipment           244,118       132,524
   Cost of acquisitions, net of cash acquired            (154,477)     (175,658)
   Other investments                                      (51,714)      (41,324)
   Acquisition of minority interests                       (5,800)      (55,707)
                                                      -----------   -----------
Net cash used for investing activities                $  (972,716)  $(1,146,770)
                                                      -----------   -----------

Cash flows from financing activities:
   Cash dividends                                     $  (217,676)  $  (218,350)
   Proceeds from issuance of indebtedness               1,183,452     1,332,696
   Repayments of indebtedness                          (1,199,365)   (1,353,789)
   Proceeds from exercise of stock options, net             5,591         9,872
   Contributions from minority interests                   17,052        16,328
   Stock repurchases by subsidiaries                       (1,382)      (24,536)
   Proceeds from sale of put options                       22,720        14,013
   Settlement of expired put options                            -       (12,019)
                                                      -----------   -----------
Net cash used for financing activities                $  (189,608)  $  (235,785)
                                                      -----------   -----------
Net increase in cash and cash equivalents             $    31,298   $    91,196
Cash and cash equivalents at beginning of period           92,802       121,918
                                                      -----------   -----------
Cash and cash equivalents at end of period            $   124,100   $   213,114
                                                      ===========   ===========

The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks and short-term investments with maturities of less than three months when purchased.

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest, net of amounts capitalized                $   219,990   $   307,047
  Income taxes, net of refunds received               $   149,915   $   221,457

Supplemental schedule of noncash investing and
 financing activities:
  LYONs converted into common stock of the Company    $       603   $     2,187
  Liabilities assumed in acquisitions of businesses   $   175,577   $   200,026
  Fair market value of Company and subsidiary stock
   issued for acquired businesses                     $     4,773   $    58,267
  WMX Subordinated Notes issued for acquisition of
   CWM minority interest                              $         -   $   436,830

The accompanying notes are an integral part of these statements.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                         (000's omitted in all tables)



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


Income Taxes -

The following table sets forth the provision for income taxes for the three months and nine months ended September 30, 1994 and 1995:

                                         Three Months          Nine Months
                                      Ended September 30    Ended September 30
                                     -------------------   -------------------
                                       1994       1995       1994       1995
                                     --------   --------   --------   --------
Currently payable                    $ 65,845   $ 78,362   $227,315   $214,712
Deferred                               96,529     86,388    216,398    199,806
Amortization of deferred
 investment credit                       (645)      (269)    (1,929)      (812)
                                     --------   --------   --------   --------
                                     $161,729   $164,481   $441,784   $413,706
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

During the nine months ended September 30, 1995, the Company and its principal subsidiaries acquired 103 businesses for $175,658,000 in cash (net of cash acquired) and notes and 1,962,893 shares of the Company's common stock. Three of the aforementioned 1995 acquisitions, which otherwise met pooling of interests criteria, were not significant in the aggregate and, consequently, prior period financial statements were not restated. The remaining acquisitions were accounted for as purchases. The pro forma effect of the acquisitions made during 1994 and 1995 is not material.

On January 24, 1995, the Company acquired all of the approximately 21.4% of the outstanding shares of Chemical Waste Management, Inc. ("CWM") that it did not already own. The transaction provided for the CWM public shareholders to receive a convertible subordinated WMX note due 2005, with a principal amount at maturity of $1,000, for every 81.1 CWM shares held, with cash paid in lieu of issuance of fractional notes. The notes are subordinated to all existing and future senior indebtedness of WMX. Each note bears cash interest from the date the merger was consummated at the rate of two percent per annum of the $1,000 principal amount at maturity, payable semi-annually. The difference between the principal amount at maturity of $1,000 and the $717.80 stated issue price of each note represents the stated discount which, together with the cash interest payable on the notes, will accrue at a rate of 5.75 percent per annum (determined on a semi-annual bond equivalent basis) for purposes of determining the prices at which WMX may purchase or redeem notes, as described below. At the option of the holder, each note will be purchased for cash by WMX on March 15, 1998, and March 15, 2000, at prices of $789.95 and $843.03, respectively, which represent the stated issue price plus accrued stated discount to those dates. Accrued unpaid interest to those dates will also be paid. The notes will be redeemable by WMX on and after March 15, 2000 (but not before) for cash, at the stated issue price plus accrued stated discount and accrued but unpaid interest through the date of redemption. In addition, each note is convertible at any time prior to maturity, unless previously purchased or redeemed by WMX, into 26.078 shares of WMX common stock, subject to adjustment upon the occurrence of certain events. Upon any such conversion, WMX will have the option of paying cash equal to the market value of the WMX shares which would otherwise be issuable.

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

In July 1995, the Company acquired all of the approximately 3.1 million Rust International Inc. ("Rust") shares held by the public for $16.35 per share in cash. Outstanding Rust stock options were converted into options to acquire 1,976,412 Company shares at prices of $21.39 to $40.10 per share.


Accounting Principles -

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. The Company is studying FAS 121 but has not yet determined what, if any, effect its adoption will have on the Company's financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") which the Company also must adopt in 1996. FAS 123 provides an optional new method of accounting for employee stock options and expands required disclosure about stock options. If the new method of accounting is not adopted, the Company will be required to disclose pro forma net income and earnings per share as if it were. The Company is studying FAS 123 and is gathering data necessary to calculate compensation in accordance with its provisions, but has not decided whether to adopt the new method or quantified its impact on the financial statements.

Derivative Financial Instruments -

From time to time, the Company uses derivatives to manage interest rate, currency and commodity risk. The portfolio of such instruments (which are held for purposes other than trading) at September 30, 1995, is set forth in the paragraphs which follow.

INTEREST RATE AGREEMENTS Certain of the Company's subsidiaries have entered into interest rate swap agreements to reduce the impact of changes in interest rates on underlying borrowings. The agreements are contracts to exchange fixed and floating interest rate payments periodically over the term without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage .

While the subsidiaries are exposed to market risk to the extent that receipts and payments under interest rate agreements are affected by market interest rates, such agreements are entered into as a hedge against interest rate exposure on existing debt. Accordingly, differences paid or received under the agreements are recognized as part of interest expense over the life of the agreements. The impact of swap agreements on consolidated interest expense and on the effective interest rate on consolidated debt was immaterial. As of September 30, 1995, interest rate agreements in notional amounts and with terms as set forth in the following table were outstanding:


                          Notional
Currency                   Amount                Duration of Agreement
-----------------         -------                ---------------------
Sterling                   20,000                Feb. 1995 - Feb. 1999
Hong Kong dollars         250,000                Feb. 1995 - Feb. 1997
U.S. dollars               25,000                Jan. 1988 - Dec. 1995


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

As of September 30, 1995, the Company was party to the following average rate currency options (all options settle at expiration):

                                                       Currency
                                            -----------------------------
                           Notional Amount        Hedged         Against
-------------------------------------------------------------------------
Collars, structured as
 offsetting puts and
 calls with different
 strike prices, covering
 the period January 1 to
 December 31, 1995                  40,000  French Franc         Sterling
                                   120,000  Swedish Krona        Sterling

Put options purchased,
 expiring at various
 dates through May 31,
 1996                               47,600  Deutschemark         Sterling
                                    42,000  French Franc         Sterling
                                    13,500  Netherlands Guilder  Sterling
                                    60,000  Swedish Krona        Sterling
                                20,000,000  Italian Lira         Sterling
                                    28,035  Sterling               Dollar


COMMODITY AGREEMENTS The Company utilizes collars, calls and swaps to mitigate the risk of price fluctuations on the fuel used by its vehicles. Quantities hedged equate to committed fuel purchases or anticipated usage and accordingly, gains and losses are deferred and recognized as fuel is purchased. The following table summarizes the Company's positions in commodity derivatives as of September 30, 1995:


Type                  Commodity     Quantity           Expiration
-----------------------------------------------------------------
Swaps               Heating oil     31,500 gals.             1995
Collars                 Gas oil     10 tons                  1995
Swaps                 Crude oil     3,000 bbls.              1996
Collars               Crude oil     300 bbls.                1996
Swaps                 Crude oil     3,000 bbls.              1997
Collars               Crude oil     350 bbls.                1997
Swaps                 Crude oil     2,000 bbls.              1998
Collars               Crude oil     200 bbls.                1998
Collars               Crude oil     100 bbls.                1999


The Company is exposed to credit loss in the event of non-performance by counterparties on interest rate, currency and commodity derivatives, but in all cases such counterparties are substantial financial institutions and the Company does not anticipate non-performance. Maximum credit exposure is represented by the fair value of contracts with a positive fair value; at September 30, 1995, such amounts were not material.


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


Stockholders' Equity -

The Boards of Directors of each of WMX and WTI have authorized their respective companies to repurchase shares of their own common stock in the open market or in privately negotiated transactions. The programs extend into 1996. During the first nine months of 1995, WTI repurchased approximately 1.8 million of its shares; WMX has not repurchased any shares in 1995.

In connection with its authorized stock repurchase program, WMX from time to time sells put options on its own common stock. As of September 30, 1995, put options were outstanding on 9 million shares, at strike prices ranging from $26.1068 to $31.4464, expiring at various dates through May 1996. Subsequent to September 30, 1995, options covering 4.7 million shares expired unexercised as the market value of the Company's common stock was in excess of the strike price. Options on the remaining 4.3 million shares have strike prices ranging from $29.375 to $31.4464 and expire in April and May 1996. Subsequent to September 30, WMX sold additional put options on 4.7 million shares with strike prices from $27.3417 to $28.4583 per share, expiring in July and August 1996.


Commitments and Contingencies -

In 1994, a Connecticut Superior Court issued a decision with respect to appeals brought by certain project opponents of the Connecticut Department of

Environmental Protection's ("DEP") issuance to WTI of a permit to construct the $92 million Lisbon, Connecticut, trash-to-energy facility. The Court remanded the permit back to the DEP for further proceedings on an uncontested permit condition that requires the Lisbon facility to dispose of only Connecticut waste. Following a series of judicial proceedings, the permit was remanded to the DEP in July of this year. Prior to the commencement of the remand proceedings, WTI filed a motion with the Connecticut Superior Court to dismiss the original appeals of the DEP decision to issue the construction permit based on the grounds that such appeals were not timely filed. This motion was granted in September 1995, prior to which time WTI reached settlements with two major opponents of the project pursuant to which they withdrew all legal actions against the project and agreed to support permitting of the project's construction and operation. The effect of the decision was to reinstate the DEP's decision to issue the permit. On October 17, following a 30-day notice and comment period, the DEP issued temporary operating permits which enable WTI to commence performance testing of the facility. The facility had been complete and ready to undergo startup and shakedown activities since the second quarter of 1995, but lacked these temporary operating permits. In light of these settlements and the issuance of the temporary operating permits, WTI believes that it will be successful in generating electricity at the facility prior to the July 1996 delivery deadline contained in the facility's power contract. Through a guarantee agreement with the Eastern Connecticut Resource Recovery Authority, the facility's owner, failure to meet such deadline may require WTI to redeem the debt issued to finance the facility. The resulting payments could have a material adverse impact on WTI's financial condition and results of operations and, to a lesser extent, on the Company's financial condition and results of operations.

Waste Management, Inc. ("WMI") has been involved in litigation challenging a municipal zoning ordinance which restricted the height of its New Milford, Connecticut landfill to a level below that allowed by the permit previously issued by the DEP. Although a lower court declared the zoning ordinance's height limitation unconstitutional, the Connecticut Supreme Court reversed that ruling and remanded the case for further proceedings in the Supreme Court. On November 8, 1995, the Superior Court ordered WMI to apply to the DEP for permission to remove all waste above the height allowed by the zoning ordinance. The Company believes that removal of such waste is an inappropriate remedy and WMI intends to appeal the most recent ruling. The Company is unable to predict the outcome of any appeal or the removal action that may ultimately be required following further appeals or as a result of the permitting process. However, if the lower court order as to removal of the waste is not modified, the subsidiary could incur substantial costs, which could vary significantly depending upon the nature of any plan which is eventually approved by applicable regulatory authorities for removing the waste, the actual volume of waste to be moved and other currently unforeseeable factors and which could have a material adverse effect on the Company's financial condition and results of operations in one or more future periods.

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


Debt -

In October 1995, the Company issued $250,000,000 of 6.25% Notes due October 15, 2000, at a price of 99.85%. The Notes are not redeemable prior to maturity.


Legal Matters -

See Part II of this Form 10-Q for a discussion of legal matters.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS:

Consolidated
------------

For the three months ended September 30, 1995, WMX Technologies, Inc. and its subsidiaries ("WMX" or the "Company") had net income of $233,848,000 or $.48 per share, compared to $212,885,000 or $.44 per share in the year-earlier period. Revenue for the quarter was $2,826,033,000 versus $2,603,110,000 in the 1994 third quarter.

Net income for the nine months ended September 30, 1995, was $554,220,000 or $1.14 per share, versus $578,614,000 or $1.20 per share for the corresponding nine-month period in 1994. The 1995 nine-month results include first-half charges, related to a writeoff of certain investments in hazardous waste treatment and processing technologies and facilities by the Company's Chemical Waste Management, Inc. ("CWM") subsidiary and costs related to the early extinguishment of LYONs debt, which together reduced earnings by $.20 per share. Excluding these charges, earnings per share for the nine months ended September 30, 1995, would have been $1.34. Revenues for the first nine months of 1995 rose 11.4% to $8,286,936,000 from $7,438,899,000 in the comparable year-earlier period.

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

As a result of a strategic review begun in 1994, WMX has established a long-term goal of organizing the management of its four principal businesses - waste, energy, water, and engineering and consulting services - on a global line of business basis. During 1995, the Company essentially completed a program to integrate management of the CWM land disposal facilities into the WMI organization. In addition, WTI and WM International have formed a joint venture to develop trash-to-energy projects on a world-wide basis outside of Germany, Italy and North America. During the third quarter, executives were named to head each of the global lines of business. In connection with additional actions to implement the global line of business strategy, the existing business alignment could change.

Following is an analysis of operating results for the third quarter and first nine months of 1995 by principal subsidiary.

WMI
---

WMI revenue for the third quarter and first nine months of 1995 compared to the same periods in 1994 is analyzed in the following table ($000's omitted):

                           Three Months                       Nine Months
                       Ended September 30                  Ended September 30
                ---------------------------------  ----------------------------------
                   1995        1994     Increase      1995         1994     Increase
                ----------  ----------  ---------  -----------  ----------  ---------
Residential     $  308,722  $  290,829       6.2%   $  906,116  $  852,973       6.2%
Commercial         415,155     385,959       7.6     1,217,555   1,129,493       7.8
Rolloff and
  industrial       348,903     324,564       7.5       997,285     924,231       7.9
Disposal,
  transfer
  and other        400,839     332,643      20.5     1,097,860     889,958      23.4
                ----------  ----------              ----------  ----------

                $1,473,619  $1,333,995      10.5%   $4,218,816  $3,796,655      11.1%
                ==========  ==========      ====    ==========  ==========      ====

Price increases accounted for revenue growth of 2 to 2.5%, increased volume 6.5 to 7% and acquisitions 1.5 to 2% in the third quarter of 1995. For the nine months ended September 30, 1995, revenue growth came from price increases (3 to 3.5%) and volume (7 to 7.5%), with acquisitions accounting for .5 to 1% revenue growth. Prices of recyclable commodities trended down throughout the third quarter, and that trend is expected to continue at least through the end of 1995. Nevertheless, average commodity prices for the third quarter were higher in 1995 than in 1994, but this is not expected to be the case in the fourth quarter. Volume growth for the nine months was helped by a relatively mild winter in 1995, whereas severe weather over a large portion of the country adversely affected the first quarter and thus the first nine months of 1994.

Operating expenses were 67.5% of revenue for the third quarter and 67.4% for the first nine months of 1995 versus 68.0% and 68.6% for the comparable periods in 1994. Milder weather in 1995, WMI's pricing effectiveness program, improved safety performance, generally higher recyclable commodity prices, internalization of recycling processing, and continuing productivity enhancements all contributed to the improvement. Selling and administrative expenses were 10.1% of revenue for the third quarter and 10.2% for the first nine months of 1995, compared to 10.5% and 10.8% in the year-earlier periods. Although such expenses increased in absolute dollars in both the quarter and the nine months ended September 30, 1995, productivity enhancements have enabled WMI to manage a higher revenue base with relatively modest selling and administrative expense increases, the majority of which result from acquisitions and pay-for-performance compensation plans.

CWM
---

CWM revenue increased $4.1 million or 2.8% in the third quarter but declined $35.6 million or 7.4% in the first nine months of 1995 compared to the same periods in 1994. The revenue growth in the third quarter is more than accounted for by the acquisition of Advanced Environmental Technology Corporation made earlier in the year; both pricing and volume growth were negative. For the nine-month period, the primary cause of the revenue decline was a 40% decrease in second-quarter revenue at CWM's Barnwell, South Carolina, low-level radioactive waste disposal facility. Barnwell had unusually high revenues in the second quarter of 1994 from volumes accelerating in anticipation of a state deadline which denied access to the facility to customers outside an eight-state region in the southeastern United States (the "Southeast Compact") after June 30, 1994. During June 1995, the South Carolina legislature approved a measure that extended the authorized life of the Barnwell site until its permitted disposal capacity is fully utilized (estimated to be in ten years) and again permitted acceptance of waste from outside the Southeast Compact.

Margins (revenue minus operating, selling and administrative expenses) declined for both the three-month and nine-month periods ended September 30, 1995, compared to the same 1994 periods. The declines are a function of pressure on pricing and a shift in revenue mix toward lower margin technical services, which offset the benefits of personnel reductions. However, operating, selling and administrative expenses declined, in both absolute terms and as a percentage of revenue, from the second quarter of 1995. The nine-month percentages exclude a charge of $140.6 million which CWM recorded in the first quarter of 1995 to write off its investment in facilities and technologies that it has eliminated because they do not meet customer service or performance objectives.

WTI
---

WTI revenue for the quarter ended September 30, 1995, grew $21.2 million to $356.0 million, a 6.3% increase over the third quarter of 1994. For the nine months ended September 30, WTI revenue was $1,099.2 million in 1995, an increase of $161.5 million or 17.2% over the same period in 1994. WTI recognized $21.2 million of construction revenue associated with the Lisbon, Connecticut trash-to-energy facility during the third quarter of 1994, and none during the third quarter of 1995. For the nine months ended September 30, the impact of Lisbon construction on revenue growth was immaterial.

Revenue from energy businesses declined $13.3 million in the third quarter of 1995 compared to the same period in 1994. Revenue growth from the Falls Township, Pennsylvania trash-to-energy facility and the Polk County, Florida urban wood waste-to-energy facility, both of which began commercial operations in August of 1994, and increased revenue from existing plants was more than offset by the absence of the Lisbon construction revenue. For the nine months ended September 30, 1995, energy revenue increased $50.3 million or 10% compared to the same period in 1994, primarily a result of the Falls Township and Polk County facilities, with some growth from existing plants. The quarter and nine-month growth in revenue from existing plants has been due largely to contractual price escalation and greater waste processing and associated energy generation, offset in part by increased curtailment of electrical purchases by the utility customers of WTI's California independent power facilities.

WTI's third quarter water business revenue grew $43.9 million or 39% in 1995 compared to the same period in 1994. Water revenue for the nine months ended September 30, 1995, increased $136.2 million, a growth of 43% over the prior year. Acquisitions generated approximately 37% and 53% of third quarter and nine-month revenue growth, respectively. The balance came from increased land application volumes and new contracts, contractual price escalation at WTI's New York Organic Fertilizer Company biosolids pelletizer facility, and improved worldwide equipment and screen product sales.

Air business revenue declined 23% in the third quarter and 20% for the first nine months of 1995 compared to the same periods in 1994. These declines are consistent with general air industry trends and reflect a lull in air pollution control retrofit activities by utilities between Phases I and II of the Clean Air Act Amendments of 1990, spotty enforcement of existing regulations, and uncertainty in connection with the current national political debate on environmental regulatory reform. Management has downsized certain of WTI's air businesses during 1995 to reflect expected market demand.

Energy, water and air businesses contributed 47%, 44% and 9%, respectively, of third quarter 1995 revenue and 50%, 41% and 9% of nine-month revenue. For the periods ended September 30, 1994, comparable amounts were 54%, 34% and 12% for the three months and 53%, 34% and 13% for the nine months.

Operating expenses for the three-month and nine-month periods ended September 30, 1995, were 69.5% and 70.6% of revenue, respectively, compared to 68.3% and 68.5%, respectively, for the three-month and nine-month periods ended September 30, 1994. The higher 1995 operating expenses reflect the increased revenue contribution of lower margin water businesses coupled with decreased air business profitability.

Selling and administrative expenses declined as a percentage of revenue for both the three months and nine months ended September 30, 1995, compared with the same periods in 1994, primarily reflecting consolidation of acquired businesses and increased revenue over which to spread the fixed portion of such costs. On an absolute basis, selling and administrative costs increased $.9 million in the third quarter and $10.3 million for the first nine months of 1995 compared to the same periods in 1994, primarily due to the impact of acquisitions.

WM International
----------------

WM International is a United Kingdom corporation which prepares its financial statements in pounds sterling under accounting principles prevailing in the U.K. Such accounting principles differ in certain respects from those generally accepted in the United States ("U.S. GAAP"). The following discussion and analysis is prepared on the basis of U.S. GAAP financial statements with pounds sterling translated to U.S. dollars at the rates used to translate WM International financial statements for inclusion in the Company's consolidated financial statements (one pound = $1.5870 in 1995 and one pound = $1.5181 in 1994).

Revenues were $471,760,000 for the quarter ended September 30, 1995, versus $446,024,000 for the comparable quarter of 1994. For the nine months ended September 30, revenues were $1,389,548,000 in 1995 compared to $1,262,696,000 in 1994. Components of the change in revenue are shown in the following table:


                         Increase (Decrease) in 1995
                              Compared to 1994
                        -----------------------------
                         Three Months    Nine Months
                        --------------  -------------

Price                       1.8%           1.9%
Volume                     (5.9)          (4.0)
Acquisitions                5.0            5.7
Currency translation        4.9            6.4
                           ----           ----
                            5.8%          10.0%
                           ====           ====

The major cause of the 1995 volume declines is the completion of the construction phase of the SENT landfill in Hong Kong; the landfill opened in 1995. A new pricing mechanism introduced by the Hong Kong government in March, which requires generators to absorb a portion of the disposal cost for waste brought to the Hong Kong incinerator, has resulted in volume declines in certain waste streams, but the impact has been offset with other volumes. The future impact of these charges, on the incinerator and on the SENT landfill, should they be extended to that facility, is uncertain. Pricing in Europe has been negatively impacted by highly competitive conditions in the solid waste market in France, softness in segments of the hazardous waste market, and lower prices on rebids of municipal contracts in Italy.

A significant portion of WM International's revenue arises in currencies other than pounds sterling (its reporting currency) or U.S. dollars. As a result, foreign currency movement has had and will continue to have an impact on reported revenue, expenses and net income, stated in both pounds sterling and U.S. dollars. Both the Company and WM International periodically engage in hedging transactions intended to mitigate currency translation risk. See "Derivatives".

Operating expenses were 74.7% of revenue in the third quarter of 1995 compared to 73.3% for the same quarter in 1994, and for the nine months ended September 30, were 75.1% in 1995 and 72.5% in 1994. The increases are a reflection of highly competitive pricing in hazardous waste and in the solid waste markets of Italy and France. However, the third quarter 1995 percentage did improve slightly compared to the first and second quarters, a result of increased recycling volume and higher commodity prices. Selling and administrative expenses were 12.7% of revenue for the three months ended September 30, 1995, compared to 13.3% of revenue in the same period of 1994, and for the nine months were 12.8% in 1995 and 13.5% in 1994. These improvements are a result of an increased revenue base to absorb the fixed portion of such costs, integration of acquired businesses, and continued emphasis on productivity improvements.

During the third quarter of 1995, the new management team at WM International began an extensive review of operations and management structure with the objective of simplifying the organization, getting country management closer to the customer, and improving operating results, return on assets and cash flow. Opportunities to dispose of or terminate investments in non-core businesses and projects will also be evaluated. Depending on the outcome of this review, which is expected to be completed in the fourth quarter, the possibility exists that WM International will record a charge that could be material to its and the Company's results of operations.

Rust
----

Rust revenue increased 1.9% for the third quarter and 11.4% for the first nine months of 1995 compared to the same periods in 1994. Revenue by business line is shown in the following table ($000's omitted):


                         Three Months                     Nine Months
                      Ended September 30               Ended September 30
                -----------------------------  ---------------------------------

                                    Increase                           Increase
                  1995      1994   (Decrease)     1995        1994    (Decrease)
                --------  -------- ----------  ----------  ---------- ----------
Engineering,
 construction
 and consulting
 services       $338,488  $260,827   29.8%     $  961,186  $  707,612    35.8%
Remediation and
 industrial
 services        113,044   182,173  (37.9)        421,104     533,206   (21.0)
                --------  --------             ----------  ----------
                $451,532  $443,000    1.9%     $1,382,290  $1,240,818    11.4%
                ========  ========    ===      ==========  ==========    ====


The revenue increase for engineering, construction and consulting services was driven by volume growth, particularly activities on several large pulp and paper projects. The impact of acquisitions on revenue growth was not significant.

The decline in remediation and industrial services revenue is primarily the result of the divestiture of Rust's environmental remediation business. In May 1995, Rust exchanged this business for an approximately 37% equity interest in OHM Corporation. For the three months ended September 30, 1994, the Rust environmental remediation business had revenue of $65.5 million and operating income (after operating, selling and administrative expenses) of $1.3 million. For the nine months ended September 30, revenues were $62.2 million in 1995 and $171.8 million in 1994, and operating income was $.9 million in 1995 and $4.8 million in 1994.

Rust's backlog declined $217 million during the third quarter due to significant work performed on several large pulp and paper projects. The backlog at September 30, 1995, of $1.032 billion includes $170 million related to several Department of Defense contracts; there can be no assurance that specific projects identified and performed pursuant to such contracts will result in aggregate revenue of $170 million over their remaining term.

Operating expenses were 85.0% of revenue for the third quarter and 84.9% for the first nine months of 1995, compared to 83.7% for the third quarter and 82.9% for the first nine months of 1994. The increase in operating expenses is primarily attributable to a shift in revenue mix in favor of engineering, construction and consulting work, which has higher operating expenses than the industrial services business. Selling and administrative expenses as a percentage of revenue were 7.9% for the third quarter and 8.7% for the first nine months of 1995, compared to 9.8% and 10.6% in the corresponding periods of 1994. The decrease is a result of revenue growth, which provides a higher base over which to spread the fixed components of such costs, and to ongoing programs to reduce selling and administrative expenses across all business lines, including closing certain offices and consolidating the engineering and construction groups in the fourth quarter of 1994.

Interest
--------

The following table sets forth the components of consolidated interest, net, for the three-month and nine-month periods ended September 30, 1995 and 1994 ($000's omitted):


                             Three Months          Nine Months
                         --------------------  --------------------
                           1995       1994       1995       1994
                         ---------  ---------  ---------  ---------

Interest expense         $127,798   $109,478   $386,920   $325,547
Interest income            (8,402)    (8,747)   (31,803)   (25,154)
Capitalized interest      (20,665)   (25,950)   (59,700)   (79,518)
                         --------   --------   --------   --------
Interest expense, net    $ 98,731   $ 74,781   $295,417   $220,875
                         ========   ========   ========   ========


Net interest expense for the three months and nine months ended September 30, 1995, increased compared to the corresponding periods in 1994 as a result of slightly higher interest rates, debt incurred to purchase the public shares of CWM and Rust, and lower capitalized interest due to the completion of several large construction projects, partially offset by positive cash flow from operations.

Minority Interest
-----------------

The decline in minority interest for the three-month and nine-month periods ended September 30, 1995, compared to the corresponding periods in 1994 is primarily the result of the acquisition of the public shares of CWM and Rust. See "Capital Structure".

Sundry Income, Net
------------------

Sundry income for the three months and nine months ended September 30, 1995, increased over the comparable 1994 periods primarily as a result of higher earnings by ServiceMaster Consumer Services L.P. and Wessex Water Plc in which the Company and its subsidiaries have equity investments.

Income Taxes
------------

The Company's consolidated income tax rate has declined slightly in 1995 as a result of shifts in the sources of taxable income and implementation of tax planning strategies.

Accounting Principles
---------------------

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. The Company is studying FAS 121 but has not yet determined what, if any, effect its adoption will have on the Company's financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") which the Company also must adopt in 1996. FAS 123 provides an optional new method of accounting for employee stock options and expands required disclosure about stock options. If the new method of accounting is not adopted, the Company will be required to disclose pro forma net income and earnings per share as if it were. The Company is studying FAS 123 and is gathering data necessary to calculate compensation in accordance with its provisions, but has not decided whether to adopt the new method or quantified its impact on the financial statements.

Derivatives
-----------

From time to time, the Company and certain of its subsidiaries use derivatives to manage currency, interest rate, and commodity (fuel) risk. Derivatives used are simple agreements which provide for payments based on the notional amount, with no multipliers or leverage. All derivatives are related to actual or anticipated instruments or transactions of the Company. While the Company is exposed to credit loss in the event of non-performance by counterparties to derivatives, in all cases such counterparties are substantial financial institutions and the Company does not anticipate non-performance. In addition, maximum credit exposure is represented by the fair value of contracts with a positive fair value; at September 30, 1995, such amounts were not material. See Notes to Consolidated Financial Statements for further discussion. Also see "Capital Structure" below for a discussion of the Company's sale of put options in connection with its authorized stock repurchase program.

FINANCIAL CONDITION:

Liquidity and Capital Resources
-------------------------------

The Company had a working capital deficit of $12.8 million at September 30, 1995, compared to a deficit of $90.9 million at December 31, 1994. The Company is primarily in a service industry and has neither significant inventory nor seasonal variations in receivables. Accordingly, it does not require substantial working capital. Cash flow from operations during the nine months ended September 30, 1995, ($1,473.8 million) was used for capital expenditures, acquisitions of businesses, dividends, stock repurchases and debt reductions.

Long-term and short-term debt, net of cash and cash equivalents, increased $520.3 million during the nine months ended September 30, 1995. The primary reasons for this increase include the debt issued to acquire the public shares of CWM and Rust, debt of acquired businesses, and the impact of foreign currency translation on the debt of WM International, partially offset by reductions from the positive cash flow noted above.

During the first quarter of 1995, WM International received an assessment of approximately 417 million Krona (approximately $58 million) from the Swedish Tax Authority, relating to a transaction completed in 1990. WM International believes that all appropriate tax returns and disclosures were filed at the time of the transaction, and intends to vigorously contest the assessment.

WMI has been involved in litigation challenging a municipal zoning ordinance which restricted the height of its New Milford, Connecticut landfill to a level below that allowed by the permit previously issued by the Connecticut Department of Environmental Protection ("DEP"). Although a lower court had declared the zoning ordinance's height limitation unconstitutional, the Connecticut Supreme Court reversed that ruling and remanded the case for further proceedings in the Superior Court. On November 8, 1995, the Superior Court ordered WMI to apply to the DEP for permission to remove all waste above the height allowed by the zoning ordinance. The Company believes that removal of such waste is an inappropriate remedy and WMI intends to appeal the most recent ruling. The Company is unable to predict the outcome of any appeal or the removal action that may ultimately be required following further appeals or as a result of the permitting process. However, if the lower court order as to removal of the waste is not modified, the subsidiary could incur substantial costs, which could vary significantly depending upon the nature of any plan which is eventually approved by applicable regulatory authorities for removing the waste, the actual volume of waste to be moved and other currently unforeseeable factors and which could have a material adverse effect on the Company's financial condition and results of operations in one or more future periods.

In September 1995, the Connecticut Superior Court dismissed appeals of the decision by the DEP to issue a construction permit to WTI for the Lisbon waste-to-energy facility. Also during the third quarter, WTI reached settlement with two major opponents of the project pursuant to which they withdrew all legal actions against the project and agreed to support the permitting for the construction and operation of the project. The effect was to reinstate the DEP's decision to issue the permit. On October 17, 1995, following a 30-day notice and comment period, the DEP issued temporary operating permits, which enabled WTI to commence performance testing of the facility. In light of the settlement and the issuance of the temporary operating permits, WTI believes that it will be successful in generating electricity at the facility prior to the July 1996 delivery deadline contained in the facility's power contract. Through a guarantee agreement with the Eastern Connecticut Resource Recovery Authority, the facility's owner, failure to meet such deadline may require WTI to redeem the debt issued to finance the facility. The resulting payments could have a material adverse impact on WTI's financial condition and results of operations and, to a lesser extent, on the Company's financial condition and results of operations. See Notes to Consolidated Financial Statements.

The majority of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment. As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the operating life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate the potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste. While the Company believes it has adequately provided for its environmental liabilities, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities which could be material. See Notes to Consolidated Financial Statements.

The Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company subsidiary's having owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment. See "Legal Proceedings" for further discussion.

Acquisitions and Capital Expenditures
-------------------------------------

Capital expenditures, excluding property and equipment of purchased businesses, were $964.8 million for the nine months ended September 30, 1995, and $1,004.2 million for the comparable period in 1994. In addition, the Company and its principal subsidiaries acquired 103 businesses for $248.7 million in cash and notes (including debt assumed), and 1,962,893 shares of WMX common stock during the first nine months of 1995. For the nine months ended September 30, 1994, the Company and its principal subsidiaries acquired 89 businesses for $169.6 million in cash and notes (including debt assumed), 73,809 shares of WMX common stock and 156,124 shares of WTI common stock. The pro forma effect of acquisitions made during 1995 and 1994 is not material.

Capital Structure
-----------------

In January 1995, the holders of a majority of the outstanding CWM shares (other than those held by WMX) approved a merger transaction that resulted in WMX acquiring all of the outstanding CWM shares it did not previously own, in return for convertible subordinated debt. In July 1995, WMX acquired the approximately
3.1 million Rust shares held by the public for $16.35 per share in cash.

The Boards of Directors of WMX and WTI have authorized their respective companies to repurchase shares of their own common stock in the open market or in privately negotiated transactions. The programs extend into 1996. During the first nine months of 1995, WTI repurchased approximately 1.8 million of its shares; WMX has not repurchased any shares in 1995.

In connection with its authorized stock repurchase program, WMX from time to time sells put options on its own common stock. As of September 30, 1995, put options were outstanding on 9 million shares, at strike prices ranging from $26.1068 to $31.4464, expiring at various dates through May 1996. Subsequent to September 30, 1995, options covering 4.7 million shares expired unexercised as the market value of the Company's common stock was in excess of the strike price. Options on the remaining 4.3 million shares have strike prices ranging
from $29.375 to $31.4464 and expire in April and May 1996.   Subsequent to
September 30, WMX sold additional put options on 4.7 million shares with strike prices from $27.3417 to $28.4583 per share, expiring in July and August 1996.

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         -----------------

     The majority of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject, or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal or trash-to-energy facilities. As of September 30, 1995, CWM was involved in one such proceeding and a subsidiary of WTI was involved in one such proceeding where it is believed that sanctions involved in each instance may exceed $100,000.

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

     As of September 30, 1995, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 105 locations listed on the Superfund National Priority List ("NPL"). Of the 105 NPL sites at which claims have been made against the Company, 19 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially sited by others as land disposal facilities. At each of the 19 owned facilities, the Company is working in conjunction with the government to characterize or to remediate identified site problems. In addition, at these 19 facilities the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 86 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are substantially uncertain.

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

     A subsidiary of the Company has been involved in litigation challenging a municipal zoning ordinance which restricted the height of its New Milford, Connecticut landfill to a level below that allowed by the permit previously issued by the Connecticut Department of Environmental Protection ("DEP"). Although a lower court had declared the zoning ordinance's height limitation unconstitutional, the Connecticut Supreme Court reversed that ruling and remanded the case for further proceedings in the Superior Court in the judicial district of Litchfield. On November 8, 1995, the Superior Court ordered the Company's subsidiary to apply to the DEP for permission to remove all waste above the height allowed by the zoning ordinance. The Company believes that removal of such waste is an inappropriate remedy and its subsidiary intends to appeal the most recent ruling. The Company is unable to predict the outcome of any appeal or the removal action that may ultimately be required following further appeals or as a result of the permitting process. However, if the lower court order as to removal of the waste is not modified, the subsidiary could incur substantial costs, which could vary significantly depending upon the nature of any plan which is eventually approved by applicable regulatory authorities for removing the waste, the actual volume of waste to be moved and other currently unforeseeable factors and which could have a material adverse effect on the Company's financial condition and results of operations in one or more future periods.

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

     (b)  Reports on Form 8-K.

     The registrant filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WMX TECHNOLOGIES, INC.



                             /s/ JAMES E. KOENIG
                             ----------------------------------------
                             James E. Koenig - Senior Vice President
                               and Chief Financial Officer

November 14, 1995

                            WMX TECHNOLOGIES, INC.

                                 EXHIBIT INDEX



Number and Description of Exhibit*
---------------------------------

 2     None

 4     None

10 Amendment, dated as of July 10, 1995, to the First Amended and Restated International Business Opportunities Agreement, by and among the registrant, Chemical Waste Management, Inc., Wheelabrator Technologies Inc., Waste Management, Inc., Waste Management International, Inc., Waste Management International plc and Rust International Inc. (incorporated by reference to Exhibit 10 to the quarterly report on Form 10-Q of Wheelabrator Technologies Inc. (Securities Exchange Act of 1934 file no. 0-14246) for the quarter ended September 30, 1995)

11     None

12     Computation of Ratios of Earnings to Fixed Charges

15     None

18     None

19     None

22     None

23     None

24     None

27     Financial Data Schedule

99     None


---------------
*  Exhibits not listed are inapplicable.