Form 10-K
period 1995-12-31
WMX TECHNOLOGIES INC
filed 1996-03-29
CIK 104938

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                                   Yes X  No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $14,457,190,000 AT FEBRUARY 1, 1996 (BASED ON THE CLOSING SALE PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON JANUARY 31, 1996, AS REPORTED BY THE WALL STREET JOURNAL (MIDWEST EDITION)). AT MARCH 20, 1996, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 494,495,743 SHARES OF ITS COMMON STOCK OF RECORD.

                      DOCUMENTS INCORPORATED BY REFERENCE

  THOSE SECTIONS OR PORTIONS OF THE REGISTRANT'S 1995 ANNUAL REPORT TO STOCKHOLDERS AND OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 10, 1996 DESCRIBED IN PARTS II, III AND IV HEREOF ARE INCORPORATED BY REFERENCE IN THIS REPORT.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  WMX Technologies, Inc. is a leading international provider of environmental and related services. Unless the context indicates to the contrary, as used in this report the terms "Company" and "WMX Technologies" refer to WMX Technologies, Inc. and its subsidiaries.

  The Company provides integrated solid waste management services in North America through Waste Management, Inc., a wholly owned subsidiary of the Company (referred to herein, together with its subsidiaries and certain affiliated companies providing waste management and related services, as "Waste Management"). The Company's solid waste management services are provided to commercial, industrial, municipal and residential customers, as well as to other waste management companies and consist of solid waste collection, transfer, resource recovery and disposal services. As part of these services, the Company is engaged in providing, through its Recycle America(R), Recycle Canada(R) and other programs, paper, glass, plastic and metal recycling services to commercial and industrial operations and curbside collection of such materials from residences; in removing methane gas from sanitary landfill facilities for use in electricity generation; and in providing medical and infectious waste management services to hospitals and other health care and related facilities. In addition, through Waste Management the Company provides street sweeping and parking lot cleaning services and Port-O-Let(R) portable sanitation services to municipalities and commercial and special event customers. Since mid-1995, Waste Management also has managed the scaffolding and other on-site industrial services businesses owned by the Company's Rust International Inc. subsidiary.

  The Company also provides hazardous waste management services in North America. The Company's chemical waste treatment, storage, disposal and related services are provided through Waste Management and Chemical Waste Management, Inc., a wholly owned subsidiary of the Company (referred to herein, together with its subsidiaries, as "CWM"), and are provided to commercial and industrial customers, as well as to other waste management companies and to governmental entities. Through Advanced Environmental Technical Services, L.L.C., a 60%-owned subsidiary of the Company (referred to herein, together with its subsidiaries as "AETS"), the Company provides on-site integrated hazardous waste management services, including hazardous waste identification, packaging, removal and recycling services to industrial, institutional and governmental customers. Through its Chem-Nuclear Systems, Inc. wholly owned subsidiary (referred to herein, together with its subsidiaries, as "Chem-Nuclear"), the Company also furnishes radioactive waste management services, primarily to electric utilities and governmental entities.

  The Company provides comprehensive waste management and related services internationally, primarily through Waste Management International plc, a subsidiary owned approximately 56% by the Company and 12% each by the Company's Rust International Inc. and Wheelabrator Technologies Inc. subsidiaries (referred to herein, together with its subsidiaries, as "Waste Management International"). Waste Management International provides a wide range of solid and hazardous waste management and related environmental services (or has interests in projects or companies providing such services) in ten countries in Europe and in Argentina, Australia, Brazil, Brunei, Hong Kong, Indonesia, Israel, Malaysia, New Zealand, Taiwan and Thailand. Waste Management International also has an approximately 20% interest in Wessex Water Plc, an English publicly traded company providing water treatment, water distribution, wastewater treatment and sewerage services ("Wessex").

  Wheelabrator Technologies Inc., an approximately 58%-owned subsidiary of the Company (referred to herein, together with its subsidiaries, as "WTI"), provides a wide array of environmental products and services that are primarily utilized in meeting the needs of municipalities and industry for clean energy and clean water. WTI's clean energy group is a leading developer of facilities and systems for, and provider of services to, the trash-to-energy, energy, and independent power markets. Through the clean energy group, WTI develops, arranges financing for, operates and owns facilities that dispose of trash and other waste materials in an environmentally acceptable manner by recycling them into electrical or steam energy. Also within this group are business units which design, fabricate and install technologically advanced air pollution control and systems and equipment. WTI's clean water group is principally involved in the design, manufacture, operation and ownership of facilities and systems used to purify water, to treat municipal and industrial wastewater, to treat and manage biosolids resulting from the treatment of wastewater by converting them into useful fertilizers, and to recycle organic wastes into compost material useable for horticultural and agricultural purposes. The clean water group also designs and manufactures various products used in water and wastewater treatment facilities and industrial processes, precision profile wire screens for use in groundwater wells and other industrial and municipal applications, and certain other industrial equipment.

  Rust International Inc., a subsidiary owned approximately 60% by the Company and 40% by WTI (referred to herein, together with its subsidiaries, as "Rust"), furnishes environmental and infrastructure engineering and consulting services primarily to clients in federal, state and local government and in the chemical, petrochemical, nuclear, energy, utility, pulp and paper, manufacturing, environmental services and other industries. Rust also provides process engineering, construction, specialty contracting and related services through a business unit which Rust intends to sell or otherwise discontinue. Rust also has an approximately 41% interest in NSC Corporation, a publicly traded provider of asbestos abatement and other specialty contracting services ("NSC"), and an approximately 37% interest in OHM Corporation, a publicly traded provider of environmental remediation services ("OHM"). See "Acquisitions and Dispositions" herein.

  The Company also owns an approximately 19% interest in ServiceMaster Limited Partnership, a provider of management services, including management of health care, education and commercial facilities, and lawn care, pest control and other consumer services.

  The following table shows the respective revenues of the Company's major business groups for the last three years, excluding the revenues of Rust's process engineering, construction, specialty contracting and related services business, which is to be sold or otherwise discontinued and is being treated as a discontinued operation, and including the revenues of the asbestos abatement services business of a former subsidiary through the May 1993 sale of that business and the revenues of the Rust remediation services business transferred to OHM through the date of the transfer in May 1995.

                                               YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                             1993        1994        1995
                                          ----------  ----------  -----------
                                                   (000'S OMITTED)
Solid Waste Management and Related
 Services................................ $4,702,166  $5,117,871  $ 5,642,857
Hazardous Waste Management and Related
 Services................................    661,860     649,581      613,883
Engineering, Industrial and Related
 Services................................  1,035,004   1,140,294    1,027,430
Trash-to-Energy, Water Treatment, Air
 Quality and Related Services              1,142,219   1,324,567    1,451,675
International Waste Management and
 Related Services........................  1,411,211   1,710,862    1,865,081
Elimination of Intercompany Revenue......   (316,344)   (388,470)    (353,309)
                                          ----------  ----------  -----------
Consolidated Revenue..................... $8,636,116  $9,554,705  $10,247,617
                                          ==========  ==========  ===========

  As a result of a strategic review begun in 1994, management and operations of the Company have been largely realigned on the basis of four principal global lines of business--waste services, clean energy, clean water and environmental and infrastructure engineering and consulting. The following table shows the respective revenues of these continuing lines of business (i.e., excluding revenues of Rust's process engineering, construction, specialty contracting and related services business) for the last three years.

                                                YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                              1993        1994        1995
                                           ----------  ----------  -----------
                                                    (000'S OMITTED)
Waste Services (including Scaffolding and
 Other On-Site Industrial Services)....... $7,457,371  $8,140,785  $ 8,634,836
Clean Energy..............................    804,016     888,037      893,513
Clean Water...............................    392,194     489,295      618,472
Environmental and Infrastructure
 Engineering and Consulting...............    298,879     425,058      454,105
Elimination of Intercompany Revenue.......   (316,344)   (388,470)    (353,309)
                                           ----------  ----------  -----------
Consolidated Revenue...................... $8,636,116  $9,554,705  $10,247,617
                                           ==========  ==========  ===========

  For information relating to expenses and identifiable assets attributable to the Company's major business groups, see Note 13 to the Company's Consolidated Financial Statements filed as an exhibit to this report and incorporated by reference herein. For interim periods, the revenues and net income of certain of the Company's businesses may fluctuate for a number of reasons, including there being for some businesses less activity during the winter months.

  Regulatory or technological developments relating to the environment may require companies engaged in environmental services businesses, including the Company, to modify, supplement or replace equipment and facilities at costs which may be substantial. Because certain of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential discharge of materials into the environment, a material portion of the Company's capital expenditures is, directly or indirectly, related to such items. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" set forth on pages 16 to 24 of the Company's 1995 Annual Report to Stockholders (which discussion is filed as an exhibit to this report and incorporated by reference herein) for a review of property and equipment expenditures by the Company for the last three years. The Company does not expect such expenditures, which are incurred in the ordinary course of business, to have a materially adverse impact on its and its subsidiaries' combined earnings or its or its subsidiaries' competitive position in the foreseeable future because the Company's businesses are based upon compliance with environmental laws and regulations and its services are priced accordingly.

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

  While in general the Company's environmental services businesses have benefited substantially from increased governmental regulation, the environmental services industry itself is subject to extensive and evolving regulation by federal, state, local and foreign authorities. Due to the complexity of regulation of the industry and to public pressure, implementation of existing and future laws, regulations or initiatives by different levels of government may be inconsistent and difficult to foresee. In addition, the demand for certain of the Company's services may be adversely affected by the amendment or repeal, or reduction in enforcement of, federal, state and foreign laws and regulations on which the Company's businesses engaged in providing such services are dependent. Demand for certain of the Company's services may also be adversely affected by delays or reductions in funding, or failure of legislative bodies to fund, agencies or programs under such laws and regulations. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations but is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed or enforced, or any failure or delay in enactment or enforcement of legislation or regulations or funding of agencies or programs, in the future may affect its operations.

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

  Unless the context indicates to the contrary, all statistical and financial information under Item 1 and Item 2 of this report is given as of December 31, 1995. Also, unless the context indicates to the contrary, statistical and financial data appearing under the caption "Waste Services" relate only to the Company's Waste Management, CWM, AETS and Chem-Nuclear groups of subsidiaries and do not include any data relating to Rust, Rust's scaffolding and other on-site industrial services business managed by Waste Management, WTI or Waste Management International. See "International Waste Management and Related Services," "Clean Energy, Clean Water and Related Services" and "Environmental and Infrastructure Engineering and Consulting Services."

WASTE SERVICES

  The Company's solid waste management and recycling services include residential, commercial and industrial collection, transfer and disposal services and related services provided by Waste Management. The Company's hazardous waste management services include chemical waste treatment, storage, disposal and related services provided by Waste Management and CWM, on-site integrated hazardous waste management services provided by AETS and low-level radioactive waste disposal services provided by Chem-Nuclear. For each of the three years in the period ended December 31, 1995, such services accounted for the following percentages of the Company's total North America waste services revenue (excluding scaffolding and other on-site industrial services revenue):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            -------------------
                                                            1993   1994   1995
                                                            -----  -----  -----
Solid Waste and Recycling
 Collection Services:
  Residential..............................................  20.4%  19.8%  19.4%
  Commercial...............................................  26.3   26.4   26.2
  Roll-off and Industrial..................................  20.8   21.5   21.3
 Solid Waste Disposal, Transfer and Related Services.......  20.2   21.0   23.3
Hazardous Waste Services...................................  12.3   11.3    9.8
                                                            -----  -----  -----
                                                            100.0% 100.0% 100.0%
                                                            =====  =====  =====

SOLID WASTE MANAGEMENT, RECYCLING AND RELATED SERVICES

  At December 31, 1995, Waste Management conducted solid waste management, recycling and related services operations in 48 states, the District of Columbia, four Canadian provinces and Mexico. During 1993, 1994 and 1995, operations in California, Florida and Pennsylvania together accounted for approximately 34%, 30% and 28%, respectively, of North America solid waste revenue. No customer accounted for as much as 2% of such revenue in 1993 or 1% in 1994 or 1995.

COLLECTION

  Waste Management provides solid waste collection services to approximately 1,072,500 commercial and industrial customers. Collection services are also provided to approximately 11,982,800 homes and apartment units. These services include collection of recyclable commodities. See "Recycling and Energy Recovery--Recycling" for a description of recycling services.

 Commercial and Industrial

  Many of Waste Management's commercial and industrial customers utilize containers to store solid waste, including "roll-offs," which are large containers dropped off at construction or other sites for the deposit of waste and then hoisted when full onto a truck for transport. These containers, ranging from 1 to 45 cubic yards in size, are usually provided to the customer as part of Waste Management's services. Stationary compactors, which compact the volume of the stored waste prior to collection, are frequently installed on the premises of large volume customers and are usually provided to these customers in conjunction with Waste Management's collection services. Containerization enables Waste Management to service most of its commercial and industrial customers with collection vehicles operated by a single employee. Compaction serves to decrease the frequency of collection.

  Commercial and industrial collection services (which include containerized service to apartment buildings) are generally performed under one- to three-year service agreements. Fees are determined by such considerations as market factors, collection frequency, type of equipment furnished, length of service agreement, type and volume or weight of the waste collected, distance to the disposal facility and cost of disposal.

 Residential

  Most of Waste Management's residential solid waste collection services are performed under contracts with, or franchises granted by, municipalities giving Waste Management exclusive rights to service all or a portion of the homes in their respective jurisdictions. Such contracts or franchises usually range in duration from one to five years. The fees received by Waste Management are based primarily on market factors, frequency and type of service, the distance to processing or disposal facilities and cost of processing or disposal. Residential collection fees are either paid by the municipalities out of tax revenues or service charges or are paid directly by the residents receiving the service.

TRANSFER

  Waste Management operates 151 solid waste transfer stations. A transfer station is a facility where solid waste is received from collection vehicles and then transferred to, and in some cases compacted in, large, specially constructed trailers for transportation to disposal or resource recovery facilities. This procedure reduces costs by improving utilization of collection personnel and equipment and improving the efficiency of transporting waste to final disposal facilities.

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

RECYCLING AND ENERGY RECOVERY

 Recycling

  Waste Management provides recycling services in the United States and Canada through its Recycle America(R), Recycle Canada(R) and other programs. Recycling involves the removal of reusable materials from the waste stream for processing and sale or other disposition for use in various applications. Participating commercial and industrial operations use containers to separate recyclable paper, glass, plastic and metal wastes for collection, processing and sale by Waste Management. Fees are determined by such considerations as market factors, frequency of collection, type and volume or weight of the recyclable material, degree of processing required, distance the recyclable material must be transported and value of the recyclable material.

  As part of its residential solid waste collection services, Waste Management engages in curbside collection of recyclable materials from residences in the United States and Canada, also through its Recycle America(R), Recycle Canada(R) and other programs. Curbside recycling services generally involve the collection of recyclable paper, glass, plastic and metal waste materials, which may be separated by residents into different waste containers or commingled with other recyclable materials. The recyclable materials are then typically deposited at a local materials recovery facility where they are sorted and processed for resale.

  The prices received by the Company for recyclable materials fluctuate substantially from quarter to quarter and year to year depending upon domestic and foreign demand for such materials, the quality of such materials, prices for new materials and other factors. In some instances, the Company enters into agreements with the local governments of municipalities in which it provides recycling services whereby the governments share in the gains and losses resulting from fluctuation in prices of recyclable commodities. These agreements mitigate both the Company's gains and losses from such fluctuations.

  In 1995, Waste Management provided curbside recycling services to approximately 7,200,000 households pursuant to more than 1,000 contracts in the United States and Canada. Waste Management has approximately 188,000 commercial and industrial recycling services customers.

  Waste Management operates 129 materials recovery facilities for the receipt and processing of recyclable materials. Such processing consists of separating recyclable materials according to type and baling or otherwise preparing the separated materials for sale.

  Waste Management also participates in joint ventures with Stone Container Corporation and American National Can Corporation to engage, respectively, in the businesses of marketing paper fibre and aluminum, steel, and glass containers for recycling. In each case Waste Management sells to the joint venture, or has the joint venture market, the paper fibre or containers collected by Waste Management to Stone Container, American National Can or other parties who will process them for reuse. The joint venture with American National Can also owns and operates three glass processing facilities. During 1995, the joint ventures processed approximately 4,496,000 tons of recyclable materials. Waste Management also provides tire and demolition and construction debris recycling services.

 Energy Recovery

  At 34 Waste Management-owned or -operated sanitary landfill facilities, Waste Management is engaged in methane gas recovery operations. These operations involve the installation of a gas collection system into a sanitary landfill facility. Through the gas collection system, gas generated by decomposing solid waste is collected and transported to a gas-processing facility at the landfill site. Through physical processes methane gas is separated from contaminants. The processed methane gas generally is then either (i) sold directly to industrial users or (ii) sold to an affiliate of the Company which uses it as a fuel to power electricity generators. Electricity generated by these facilities is sold, usually to public utilities under long-term sales contracts, often under terms or conditions which are subject to approval by regulatory authorities.

  WMX Technologies also engages in other resource recovery activities through WTI's trash-to-energy and independent power operations and Waste Management International's operations. See "Clean Energy, Clean Water and Related Services" and "International Waste Management and Related Services."

DISPOSAL

  Waste Management operates 133 solid waste sanitary landfill facilities. Of this number, 103 are owned by Waste Management and the remainder are leased from, or operated under contract with, others. Additional facilities are in various stages of development. Waste Management also provides yard-waste composting services, bioremediation of petroleum-contaminated soils and solidification of difficult-to-treat liquid wastes at a number of its disposal facilities. All of the sanitary landfill facilities are subject to governmental regulation. See "Regulation--Waste Services--Solid Waste."

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

  Suitable sanitary landfill facilities and permission to expand existing facilities may be difficult to obtain in some areas because of land scarcity, local resident opposition and governmental regulation. As its existing facilities become filled in such areas, the solid waste disposal operations of Waste Management are and will continue to be materially dependent on its ability to purchase, lease or obtain operating rights for additional sites or expansion of existing sites and to obtain the necessary permits from regulatory authorities to construct and operate them. In addition, there can be no assurance that additional sites can be obtained or that existing facilities can continue to be expanded or operated. However, management believes that the facilities currently available to Waste Management are sufficient to meet the needs of its operations in most areas for the foreseeable future.

  To develop a new facility, Waste Management must expend significant time and capital resources without any certainty that the necessary permits will ultimately be issued for such facility or that the Company will be able to achieve and maintain the desired disposal volume at such facility. If the inability to obtain and retain necessary permits, the failure of a facility to achieve the desired disposal volume or other factors cause Waste Management to terminate development efforts for a facility, the capitalized development expenses of the facility may need to be written off.

  In varying degrees, Waste Management utilizes its own sanitary landfill facilities to accommodate its disposal requirements for collection and transfer operations. In 1993, 1994 and 1995 approximately 52%, 55% and 57%, respectively, of the solid waste collected by Waste Management was disposed of in sanitary landfill facilities operated by it. Usually these facilities are also used by other companies and government agencies on a noncontract basis for fees determined by such considerations as market factors and the type and volume or weight of the waste.

RELATED SERVICES

  Waste Management also provides or manages several types of services which are compatible with its solid waste collection operations. Included in these operations are scaffolding and other on-site industrial services, medical and infectious waste management services, portable sanitation services and street sweeping and parking lot cleaning services.

  Waste Management manages the business of Rust Industrial Services Inc., a subsidiary of Rust ("RIS"), providing scaffolding and other on-site industrial services. RIS provides scaffolding services primarily to the chemical, petrochemical and utilities industries. In most cases, the scaffolding services are provided in conjunction with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, although such services are also performed in connection with new construction projects. RIS also performs a variety of types of other industrial services--water blasting, tank cleaning, explosives blasting, chemical cleaning, industrial vacuuming, catalyst handling, specialty chemicals and separation technologies--primarily for clients in the petrochemical, chemical, and pulp and paper industries, utilities and, to a lesser extent, the public sector. RIS also provides on-site plant services, including providing personnel to perform mechanical and electrical services, equipment installation, welding, heating, ventilating and air conditioning ("HVAC"), warehousing and inventory management services and technical support in the area of industrial hygiene and safety training. RIS assists clients in the nuclear and utility industries in solving electrical, mechanical, engineering and related technical services problems. RIS also provides spent fuel storage (rerack) services to the nuclear power industry.

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

  Certain of these related services are marketed and performed primarily by employees operating out of Waste Management's solid waste operations facilities who also may have responsibility for some phase of solid waste marketing or operations.

HAZARDOUS WASTE MANAGEMENT AND RELATED SERVICES

CHEMICAL WASTE MANAGEMENT SERVICES

  The Company operates chemical waste treatment, storage and disposal facilities in 16 states and also owns a majority interest in a subsidiary which operates a resource recovery and storage facility and a disposal facility in Mexico. The chemical wastes handled by the Company include industrial by-products and residues that have been identified as "hazardous" pursuant to the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), as well as other materials contaminated with a wide variety of chemical substances.

  Chemical waste may be collected from customers and transported by Waste Management or CWM or contractors retained by them or delivered by customers to their facilities. Chemical waste is transported by Waste Management or CWM primarily in specially constructed tankers and semi-trailers, including stainless steel and rubber or epoxy-lined tankers and vacuum trucks, or in containers or drums on trailers designed to comply with applicable regulations and specifications of the U.S. Department of Transportation ("DOT") relating to the transportation of hazardous materials. Waste Management and CWM also operate several facilities at which waste collected from or delivered by customers may be analyzed and consolidated prior to further shipment.

  The Company's seven secure land disposal facilities either have interim status or have been issued permits under RCRA. See "Regulation--RCRA." In general, the Company's secure land disposal facilities have received the necessary permits and approvals to accept chemical wastes, although some of such sites may accept only certain chemical wastes. Only chemical wastes in a stable, solid form which meet applicable regulatory requirements may be buried in the Company's secure disposal cells. These land disposal facilities are sited, constructed and operated in a manner designed to provide long-term containment of such waste. Chemical wastes may be treated prior to disposal. Physical treatment methods include distillation, evaporation and separation, all of which basically result in the separation or removal of solid materials from liquids. Chemical treatment methods include chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes and essentially involve the transformation of wastes into inert materials through one or more chemical reaction processes. At two of its locations, the Company isolates treated chemical wastes in liquid form by injection into deep wells. Deep well technology involves drilling wells in suitable rock formations far below the base of fresh water and separated from it by other substantial geological confining layers.

  AETS provides on-site integrated hazardous waste management services, including hazardous waste identification, packaging, removal and recycling services in North America. These services include on-site hazardous waste data management, education and training, inventory control and other administrative services, lab pack services, drum identification services, household hazardous waste programs, less-than-full load waste pickup and consolidation services, and related services. AETS provides these services primarily to industrial, institutional and public sector customers, including laboratories.

  In the United States, most chemical wastes generated by industrial processes are handled "on-site" at the generators' facilities. Since the mid-1970's, public awareness of the harmful effects of unregulated disposal of chemical wastes on the environment and health has led to extensive and evolving federal, state and local regulation of chemical waste management activities. The major federal statutes regulating the management of chemical wastes include RCRA, the Toxic Substances Control Act ("TSCA") and the Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended ("CERCLA" or "Superfund"), all primarily administered by the United States Environmental Protection Agency ("EPA"). The business is heavily dependent upon the extent to which regulations promulgated under these or similar state statutes and their enforcement over time effectively require wastes to be specially handled or managed and disposed of in facilities of the type owned and operated by the Company. See "Regulation--Waste Services--Hazardous Waste," "--RCRA" and "--Superfund." The chemical waste services industry currently has substantial excess capacity caused by a number of factors, including a decline in environmental remediation projects generating hazardous waste for off-site treatment and disposal, continuing efforts by hazardous waste generators to reduce volume and to manage it on-site, and the uncertain regulatory environment regarding hazardous waste management and remediation requirements. These factors have led to reduced demand and increased pressure on pricing for chemical waste management services, consequences which the Company expects to continue for the foreseeable future.

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

  Chem-Nuclear provides comprehensive low-level radioactive waste management services in the United States consisting of disposal, processing and various other special services. To a lesser extent, it provides services with respect to radioactive waste that has become mixed with regulated chemical waste.

  Chem-Nuclear's radioactive disposal operations involve low-level radioactive waste only. Its Barnwell, South Carolina facility is one of two licensed commercial low-level radioactive waste disposal facilities in the United States and has been in operation since 1971. A trust has been established and funded to pay the estimated cost of decommissioning the Barnwell facility. A second fund, for the extended care of the facility, is funded by a surcharge on each cubic foot of waste received. Chem-Nuclear may be liable for additional costs if the extra charges collected to restore and maintain the facility are insufficient to cover the cost of restoring or maintaining the site after its closure (which Chem-Nuclear has no reason to expect). Under state legislation enacted in 1995, the Barnwell, South Carolina facility is authorized to operate until its current permitted disposal capacity is fully utilized, unless such authorization is changed by legislation. However, presently pending in the South Carolina Supreme Court is a suit challenging the 1995 legislation, which repealed earlier legislation that would have closed the Barnwell facility to out-of-state wastes. While Chem-Nuclear believes the suit (to which it is not a party) lacks merit, it is impossible to predict the outcome of the suit and its impact on future operations at Barnwell.

  Chem-Nuclear also processes low-level radioactive waste at its customers' plants to enable such waste to be shipped in dry rather than liquid form to meet the requirements for receipt at disposal facilities and to reduce the volume of waste that must be transported. Processing operations include solidification, demineralization, dewatering and filtration. Other services offered by Chem-Nuclear include providing electro-chemical, abrasive and chemical removal of radioactive contamination, providing management services for spent nuclear fuel storage pools and storing and incinerating liquid radioactive organic wastes.

INTERNATIONAL WASTE MANAGEMENT AND RELATED SERVICES

  The Company is a leading provider of comprehensive waste management and related services internationally, primarily through Waste Management International, which conducts essentially all of the waste management operations of the Company located outside North America. Waste Management International's business may broadly be characterized into two areas of activity, collection services and treatment and disposal services. The following table shows the derivation of Waste Management International's revenues for the years indicated and includes revenue from construction of treatment or disposal facilities for third parties under "Treatment and Disposal Services":

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1993 1994 1995
                                                                  ---- ---- ----
      Collection Services........................................ 69%  64%  64%
      Treatment and Disposal Services............................ 31%  36%  36%

  The Company has had international operations since the mid-1970's. However, the bulk of the Company's international operations and revenues are derived from the acquisition over the last several years of numerous companies and interests in Europe in various of its service lines. In 1993, major acquisitions included, in the UK, the acquisition by the joint venture described below between Waste Management International and Wessex of a solid waste collection and disposal company; in France, a company engaged primarily in solid waste collection; in The Netherlands, a company engaged in the collection and transportation of solid waste and the sorting of demolition waste; and, in Germany, a group of companies providing waste collection services and recyclables sorting. In 1994, Waste Management International completed 50 acquisitions in 10 countries, most of which were small acquisitions which complemented or expanded existing Waste Management International operations in various markets. With its acquisition goals largely completed, Waste Management International engaged in 25 additional small acquisitions during 1995.

  In accordance with its objective of maintaining a local identity, Waste Management International, in certain cases, operates through companies or joint ventures in which Waste Management International and its affiliates own less than a 100% interest. For example, Waste Management International is a party to a joint venture with Wessex to provide waste management and related services in the United Kingdom.

  Because of the size and timing of projects and acquisitions, Waste Management International's revenue mix by country varies from year to year. Countries in which revenue exceeded 10% of Waste Management International's consolidated total were: Italy (32%) and The Netherlands (11%) in 1993, Italy (26%) and Germany (12%) in 1994 and Italy (23%), Germany (14%), The Netherlands (11%) and The United Kingdom (11%) in 1995.

  While Waste Management International has considerable experience in mobilizing for and managing foreign projects, its operations continue to be subject generally to such risks as currency fluctuations and exchange controls, the need to recruit and retain suitable local labor forces and to control and coordinate operations in different jurisdictions, changes in foreign laws or governmental policies or attitudes concerning their enforcement, political changes, local economic conditions and international tensions. In addition, price adjustment provisions based on certain formulae or indices may not accurately reflect the actual impact of inflation on the cost of performance.

COLLECTION SERVICES

  Collection services include collection and transportation of solid, hazardous and medical wastes and recyclable material from residential, commercial and industrial customers. The residential solid waste collection process, as well as the commercial and industrial solid and hazardous waste collection process, is similar to that utilized by the Company in the United States. Waste Management International provided collection services as of December 31, 1995 to governmental and private customers in ten European countries, Argentina, Australia, New Zealand and Taiwan. Business is obtained through public bids or tenders, negotiated contracts, and, in the case of commercial and industrial customers, direct contracts. Waste Management International operates 318 collection and staging facilities and 76 waste transfer facilities.

  Residential solid waste collection is normally performed by Waste Management International pursuant to municipal contracts. Waste Management International has approximately 1,500 municipal contracts, serving more than 6,800,000 residential properties. The scope, specifications, services provided and duration of such contracts vary substantially, with some contracts encompassing landfill disposal of collected waste, street-sweeping and other related municipal services. The largest number of municipal contracts held by Waste Management International is in Italy where Waste Management International services approximately 1,850,000 residential properties. Pricing for municipal contracts is generally based on volume of waste, number and frequency of collection pick-ups, and disposal arrangements. Longer-term contracts typically have formulae for periodic price increases or adjustments. Waste Management International also provides curbside recycling services similar to those provided by Waste Management in North America.

  Street, industrial premises, office and parking lot cleaning services are also performed by Waste Management International, along with portable sanitation/toilet services for such occasions as outdoor concerts and special events.

  Waste Management International's commercial and industrial solid and hazardous waste collection services are generally contracted for by individual establishments. In addition to solid waste collection customers, Waste Management International provides services to small quantity waste generators, as well as larger petrochemical, pharmaceutical and other industrial customers, including collection of hazardous, chemical or medical wastes or residues. Waste Management International has approximately 285,000 commercial and industrial customers. Contract terms and prices vary substantially between jurisdictions and types of customer. Waste Management International also provides commercial and industrial recycling services.

TREATMENT AND DISPOSAL SERVICES

  Treatment and disposal services include processing of recyclable materials, operation of both solid and hazardous waste landfills, operation of municipal and hazardous waste incinerators, operation of a trash-to-energy facility, operation of water and wastewater treatment facilities, operation of hazardous waste treatment facilities and construction of treatment or disposal facilities for third parties. The operation of solid waste landfills is currently Waste Management International's most significant treatment and disposal service. Treatment and disposal services are provided under contracts which may be obtained through public bid or tender or direct negotiation, and are also provided directly to other waste service companies. At December 31, 1995, Waste Management International owned, operated or maintained 23 waste treatment facilities, 79 recycling and recyclables processing facilities, 9 incinerators and 55 landfills.

  Once collected, solid wastes may be processed in a recyclables processing facility for sale or other disposition for use in various applications. Unprocessed solid wastes, or the portion of the waste stream remaining after recovery of recyclable materials, require disposal, which may be accomplished through incineration (in connection with which the energy value may be recovered in a trash-to-energy facility) or through disposal in a solid waste landfill. The relative use of landfills versus incinerators differs from country to country and will depend on many factors, including the availability of land, geological and hydrological conditions, the availability and cost of technology and capital, and the regulatory environment. The main determinant of disposal method is generally the disposal cost per cubic meter at local landfills, as incineration is generally more expensive.

  At present, in most countries in which Waste Management International operates, landfilling is the predominant disposal method employed. Waste Management International owns or operates solid waste landfills in Argentina, Australia, Brazil, Denmark, France, Germany, Hong Kong, Indonesia, Italy, New Zealand, Spain, Sweden and the United Kingdom. Landfill disposal agreements may be separate contracts or an integrated portion of collection or treatment contracts.

  Demand for solid waste incineration is affected by landfill disposal costs and government regulations. The incineration process for non-hazardous solid waste has also been influenced by two significant factors in recent years: (i) increasingly strict control over air emissions from incinerators; and (ii) increasing emphasis on trash-to-energy incinerators, which utilize heat produced by incinerators to generate electricity and other energy. Incineration generates approximately 30% residue (by weight), which is either landfilled or, if permitted, recycled for use as a road base or in other construction uses.

  Waste Management International's trash-to-energy incinerator in Hamm is a German-designed plant and the only privately operated trash-to-energy facility in Germany. It is among the first trash-to-energy facilities to fully comply with that country's stringent new air pollution requirements. The facility serves the household and commercial solid waste incineration needs of a population of approximately 600,000 in Hamm and nearby towns. Under its current permits, the facility is able to produce 18 megawatts per hour of steam-generated electricity and sold approximately 74,000 megawatt hours to the local power grid in 1995 (enough power for about 17,000 homes). In 1992, Waste Management International entered into a contract with the County of Gutersloh, Germany to design, construct, own and operate a trash-to-energy facility. The facility is designed to convert 268,000 metric tons per year of municipal waste and sewage sludge into energy. The facility would be capable of producing enough electricity to power more than 35,000 homes. During 1995, Waste Management International's permit application to develop and operate the Gutersloh facility was denied. Waste Management International believes it is entitled to the permit and is appealing the denial. Waste Management International also operates seven small conventional municipal solid and other waste incineration facilities. Waste Management International and WTI have also formed a joint venture to develop trash-to-energy projects outside Germany, Italy and North America. See "Competition" below.

  Waste Management International owns or operates hazardous waste treatment facilities in Australia, Finland, France, Germany, Hong Kong, Indonesia, Italy, The Netherlands, Spain, Sweden and the United Kingdom and has entered into agreements with respect to the development of hazardous waste treatment facilities in Argentina and Thailand.

CLEAN ENERGY, CLEAN WATER AND RELATED SERVICES

WHEELABRATOR CLEAN ENERGY

  WTI, through Wheelabrator Environmental Systems Inc. and its subsidiaries, is a leading developer, operator and owner of trash-to-energy and independent power facilities in the United States. These facilities, either owned or operated, give WTI approximately 850 megawatts of electric generating capacity. WTI's trash-to-energy projects utilize proven boiler and grate technology capable of processing up to 2,250 tons of trash per day per facility. The heat from this combustion process is converted into high-pressure steam, which typically is used to generate electricity for sale to public utility companies under long-term contracts.

  WTI's trash-to-energy development activities have historically involved a number of contractual arrangements with a variety of private and public entities, including municipalities (which supply trash for combustion), utilities or other power users (which purchase the energy produced by the facility), lenders, public debtholders, joint venture partners and equity investors (which provide financing for the project) and the contractors or subcontractors responsible for building the facility. In addition, WTI's activities have often included identifying and acquiring sites for the facility and for the disposal of residual ash produced by the facility and obtaining necessary permits and licenses from local, state and federal regulatory authorities.

  WTI also develops, operates and, in some cases, owns independent power projects, which either cogenerate electricity and thermal energy or generate electricity alone for sale to utilities. Cogeneration is a technology which allows the consecutive use of two or more useful forms of energy from a single primary fuel source, thus providing a more efficient use of a fuel's total energy content. During 1995, WTI entered into a joint venture for the purpose of developing small cogeneration projects for district heating applications in a province of The People's Republic of China.

  WTI also designs, fabricates and installs advanced air pollution control and measurement systems and equipment. WTI offers electrostatic precipitators, flue-gas desulfurization systems (scrubbers), fabric-filter systems (baghouses) and nitrogen oxide ("NOx") control systems, which remove pollutants from the emissions of WTI's trash-to-energy systems, as well as power plants and other industrial facilities. WTI also designs, constructs and maintains tall concrete chimneys and storage silos. WTI offers both custom and pre-engineered systems for emission control. The custom engineering division licenses a patented process for the removal of hydrogen sulfide from gaseous and liquid streams. The process controls hazardous gases and sulfur dioxide emissions, thereby reducing acid rain and odor problems. WTI also provides a full range of technologies and services for destroying or recycling volatile organic compounds ("VOCs") from air and liquid sources and NOx from air sources. Both VOCs and NOx are detrimental to air quality and the environment generally. WTI's VOC and NOx control systems are utilized by customers in a variety of industries, including oil refineries, chemical plants and automobile production facilities. Complementing the emission control divisions is a measurement division which designs and installs continuous emissions monitoring systems for the utility, trash-to-energy, industrial furnace and petrochemical industries, all of which are affected by regulations requiring the continuous monitoring of stack emissions.

WHEELABRATOR CLEAN WATER

  Through Wheelabrator Water Technologies, Inc. and its subsidiaries, WTI develops, operates and owns projects that purify water, treat water and wastewater, compost organic wastes and treat and manage biosolids. WTI also provides products and systems used to treat drinking water as well as industrial and municipal process water and wastewater.

  WTI is a leading provider of a broad range of water and wastewater treatment services to municipalities and industry throughout the United States, Canada and Mexico, including water and wastewater treatment plant start-up assistance, plant operations and maintenance, planning and management, training of plant supervisors, operators and laboratory and maintenance personnel, refining process systems, management systems for process control, and plant diagnostic evaluations and energy audits. WTI also provides specialty repair and cleaning services for industrial water and wastewater management equipment.

  In July 1995, WTI became the first company in the United States to acquire a publicly owned wastewater treatment plant pursuant to a federal Executive Order issued in 1992 which was intended to facilitate the privatization of municipal facilities. The agreement provides for a subsidiary of WTI to operate the 4.5 million gallon per day MCD Franklin Wastewater Treatment Plant in Franklin, Ohio for a period of 20 years and to expand the facility as needed to meet future population growth. In August 1995, WTI was selected by the City of Wilmington, Delaware to negotiate a similar public-private partnership, including the acquisition of that City's wastewater treatment plant.

  WTI also provides a range of biosolids management services, including land application, drying, pelletizing, alkaline stabilization and composting of non-hazardous biosolids to approximately 450 communities, typically pursuant to multi-year contracts under which WTI is paid by the generator to make beneficial use of the biosolids.

  Land application involves the application of non-hazardous biosolids as a natural fertilizer on farmland pursuant to rigorous site-specific permits issued by applicable state authorities. Biosolids are also used in land-reclamation projects such as strip mines. Regulations issued by the EPA in December 1992 under the Clean Water Act encourage the beneficial use of municipal sewage sludge by recognizing the resource value of biosolids as a fertilizer and soil conditioner, and establish requirements for land application designed to protect human health and the environment.

  WTI also develops and operates facilities at which biosolids are dried and pelletized and has four facilities currently in operation, and one other facility under construction. WTI has approximately 560 dry-tons-per-day of biosolids drying capacity either in operation or under construction. Biosolids which have been dried are generally used as fertilizer by farmers, commercial landscapers and nurseries and as a bulking agent by fertilizer manufacturers. Development of dryer facilities generally involves various contractual arrangements with a variety of private and public entities, including municipalities (which generate the biosolids), lenders, contractors and subcontractors which build the facilities, and end-users of the fertilizer generated from the treatment process. WTI also engineers and manufactures a variety of environmental products and systems. WTI provides single-source, advanced-systems solutions for the treatment of municipal drinking water, industrial process water and wastewater and for slurry pumping and high solids dewatering. It also provides systems designed to remove solids from liquid streams through the use of self-cleaning bar/filter screens, grinders, macerators, conveyors and compactor systems. WTI also provides high technology water purification and wastewater treatment systems which utilize a variety of technologies including demineralizers, reverse osmosis and vacuum degasification products. In addition, WTI designs and installs process technology systems utilizing evaporators, crystallizers, electrodialysis, dialysis, reverse osmosis and ultrafiltration for treating industrial process wastewater. WTI also produces profile wire screen products for groundwater production, hydrocarbon processing, food processing and coal/mineral processing. WTI also designs and supplies enclosed automated composting systems which recycle organic wastes into beneficial products which are used by commercial landscapers, nurseries and fertilizer manufacturers. WTI provides a number of these products and technologies to industrial customers abroad through its operations in Australia, France, Ireland, Japan, Malaysia, The Netherlands, Singapore, Spain and Taiwan.

  WTI also manufactures a line of nonpolluting materials cleaning systems for use by a variety of industrial customers, including foundries, steel processors, automobile producers and rubber and plastics producers, in cleaning and finishing metal and other materials. WTI also manufactures high-alloy combustion grates used in the high-temperature furnaces of its trash-to-energy facilities.

ENVIRONMENTAL AND INFRASTRUCTURE ENGINEERING AND CONSULTING SERVICES

  Rust is a leading provider, through its subsidiaries, of environmental and infrastructure engineering and consulting services, primarily to clients in government and in the chemical, petrochemical, nuclear, energy, utility, pulp and paper, manufacturing, environmental services and other industries.

  Rust's environmental and infrastructure engineering and consulting services provide alternative solutions for client problems relating to removing and disposing of hazardous and toxic substances; managing solid waste, water and wastewater, groundwater and air resources; design and construction oversight of transportation facilities; and photogrammetry. Such services are provided to private industry, as well as federal, state and local governments, including the Department of Defense (the "DOD") and the Department of Energy (the "DOE"). The services include performing remedial investigations for the purpose of characterizing hazardous waste sites, preparing feasibility studies setting forth recommended alternative remedial actions, and providing engineering design and construction oversight services for remediation projects. The services provided also include the siting, permitting, design and construction oversight of solid and hazardous waste landfills and related facilities. Study, design and construction oversight services are also provided, primarily to municipalities, special government agencies and, to some extent, private industry in connection with wastewater collection and treatment, potable water supply treatment and distribution, stormwater management and the building of streets, highways, airports, bridges, waterways and rail services. Rust also provides architectural services in connection with these and other activities. Additional services provided through Rust include environmental assessment services, the design of systems to properly and safely store, convey, treat and dispose of industrial, hazardous and radioactive materials and consulting services regarding disposal, waste minimization methods and techniques, air quality regulation and industrial hygiene and safety.

  Rust also has an international environmental and infrastructure engineering and consulting, process engineering and construction services and related services business performing projects in 35 countries. In Europe, Rust has offices in the United Kingdom, Germany, Sweden and Turkey, and in the Asia-Pacific region, in Australia, Hong Kong, China, Singapore, Malaysia and Indonesia. In the Middle East and Africa, Rust also has offices in the United Arab Emirates, Saudi Arabia and South Africa. Rust's overseas operations provide such services to the World Bank and associated lending agencies, national, regional and local governments and to clients in the utility and industrial power and general manufacturing industries. In addition, Rust provides such services to Waste Management International worldwide.

  In May 1995, Rust sold substantially all of its hazardous and radioactive remediation services business to OHM. As a result of that transaction, Rust acquired an approximately 37% interest in OHM. See "Acquisitions and Dispositions."

  Rust also engages in providing process engineering, construction, specialty contracting and related services, but has announced its intention to sell or otherwise discontinue that business in North America and certain locations outside North America. The process engineering services currently provided by Rust are of two general types: facility process engineering and facility design engineering. Process engineers create the processes by which facilities operate, such as chemical, petrochemical, energy and pulp and paper plants. Design engineering services provided by Rust encompass the following disciplines: architectural, electrical, control systems, process piping, mechanical, structural, HVAC, and civil. The construction services currently provided by Rust are generally performed in connection with projects on which Rust has also provided the design engineering services. Rust also requisitions and procures equipment and construction materials for clients and performs quality assurance and quality control oversight of vendor manufacturing practices.

  Rust also has scaffolding and other on-site industrial services businesses, which are managed by Waste Management. See "Waste Services--Solid Waste Management, Recycling and Related Services--Related Services" above.

REGULATION

  While in general the Company's environmental services businesses have benefited substantially from increased governmental regulation, the environmental services industry itself has become subject to extensive and evolving regulation by federal, state, local and foreign authorities. In particular, the regulatory process requires firms in the Company's industries to obtain and retain numerous governmental permits to conduct various aspects of their operations, any of which may be subject to revocation, modification or denial. As a result of governmental policies and attitudes relating to the industries, which are subject to reassessment and change, the Company believes that its ability to obtain applicable permits from governmental authorities on a timely basis, and to retain such permits, could be impaired. The Company is not in a position at the present time to assess the extent of the impact of such potential changes in governmental policies and attitudes on the permitting processes, but it could be significant. In particular, adverse decisions by governmental authorities on permit applications submitted by the Company may result in abandonment of projects, premature closure of facilities or restriction of operations, which could result in a loss of earnings from a facility, a write-off of capitalized development expenses or both.

  Federal, state, local and foreign governments have also from time to time proposed or adopted other types of laws, regulations or initiatives with respect to the environmental services industry. Included among them are laws, regulations and initiatives to ban or restrict the international, interstate or intrastate shipment of wastes, impose higher taxes on out-of-state waste shipments than in-state shipments, reclassify certain categories of hazardous wastes as non-hazardous and regulate disposal facilities as public utilities. Certain state and local governments have promulgated "flow control" regulations, which attempt to require that all waste generated within the state or local jurisdiction must go to certain disposal sites. The United States Congress has from time to time considered legislation that would enable or facilitate such bans, restrictions, taxes and regulations. Due to the complexity of regulation of the industry and to public pressure, implementation of existing or future laws, regulations or initiatives by different levels of government may be inconsistent and difficult to foresee. Many state and local governments have enacted mandatory or voluntary recycling laws and bans on the disposal of yard-waste in landfills. The effect of these and similar laws is to reduce the volume of wastes that would otherwise be disposed in Company landfills. In addition, municipalities and other governmental entities with whom the Company contracts to provide solid waste collection or disposal services, or both, may require the Company as a condition of securing the business to provide recycling services and operate recycling and composting facilities, which may cause the Company to incur substantial costs. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations but is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed or enforced, or any failure or delay in enactment or enforcement of legislation or regulations or funding of government agencies or programs, in the future may affect its operations. Such matters could have a material adverse impact on the Company's earnings for one or more fiscal quarters or years.

  The demand for certain of the services provided by the Company, particularly its hazardous waste management services, is dependent on the existence and enforcement of federal, state and foreign laws and regulations which govern the discharge of hazardous substances into the environment and on the funding of agencies and programs under such laws and regulations. Such businesses will be adversely affected to the extent that such laws or regulations are amended or repealed, with the effect of reducing the regulation of, or liability for, such activity, that the enforcement of such laws and regulations is lessened or that funding of agencies and programs under such laws and regulations is delayed or reduced. In particular, the EPA has recently proposed regulations under RCRA to redefine the term "hazardous waste" for regulatory purposes. Under the proposal, wastes containing minimal concentrations of hazardous substances would no longer be subject to the stringent record-keeping, handling, treatment and disposal rules applied to hazardous wastes under RCRA. Other EPA-proposed regulations would cause certain wastes which presently must be managed in TSCA-approved facilities to be eligible for disposal in facilities not approved under TSCA. These proposed rules would, if adopted, reduce the volume of wastes for which the Company's hazardous waste management services are needed.

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

  Because of the high level of public awareness of environmental issues, companies in the environmental service business, including the Company, may in the normal course of their business be expected periodically to become subject to judicial and administrative proceedings. Governmental agencies may seek to impose fines on the Company or revoke, deny renewal of, or modify the Company's operating permits or licenses. The Company is also subject to actions brought by private parties or special interest groups in connection with the permitting or licensing of its operations, alleging violations of such permits and licenses, or other matters. In addition, increasing governmental scrutiny of the environmental compliance records of the Company, CWM, WTI, Rust, Waste Management International or their affiliates could cause a private or public entity seeking environmental services to disqualify the Company from competing for one or more projects, on the grounds that these records display inadequate attention to environmental compliance.

WASTE SERVICES

SOLID WASTE

  Operating permits are generally required at the state and local level for landfills, transfer stations and collection vehicles. Operating permits need to be renewed periodically and may be subject to revocation, modification, denial or non-renewal for various reasons, including failure of the Company to satisfy regulatory concerns. With respect to solid waste collection, regulation takes such forms as licensing of collection vehicles, truck safety requirements, vehicular weight limitations and, in certain localities, limitations on rates, area, time and frequency of collection. With respect to solid waste disposal, regulation covers various matters, including landfill location and design, groundwater monitoring, gas control, liquid runoff and rodent, pest, litter and traffic control. Zoning and land use requirements and limitations are encountered in the solid waste collection, transfer, recycling and energy recovery and disposal phases of the Company's business. In almost all cases the Company is required to obtain conditional use permits or zoning law changes in order to develop transfer station, resource recovery or disposal facilities. In addition, the Company's disposal facilities are subject to water and air pollution laws and regulations. Noise pollution laws and regulations may also affect the Company's operations. Governmental authorities have the power to enforce compliance with these various laws and regulations and violators are subject to injunctions, fines and revocation of permits. Private individuals may also have the right to sue to enforce compliance. Safety standards under the Occupational Safety and Health Act ("OSHA") are also applicable to the Company's solid waste and related services operations.

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

  In March 1996, the EPA issued regulations that require large, municipal solid waste landfills to install and monitor systems to collect and control landfill gas. The regulations apply to landfills that are designed to accommodate 2.5 million cubic meters or more of municipal solid waste and that accepted waste for disposal after November 8, 1987, regardless of whether the site is active or closed. The date by which each affected landfill must have such gas collection and control system depends on whether the landfill began operation before or after May 30, 1991. Landfills constructed, reconstructed, modified or first accepting waste after May 30, 1991 generally must have systems in place by late 1998. Older landfills generally will be regulated by the states and will be required to have landfill gas systems in place within approximately 30 months of EPA's approval of the state program. Many state solid waste regulations already require collection and control systems. While the Company has not yet completed its study of the new regulations, compliance with them is not expected to have a material adverse effect on the Company.

HAZARDOUS WASTE

  Waste Management and CWM are required to obtain federal, state, local and foreign governmental permits for their chemical waste treatment, storage and disposal facilities. Such permits are difficult to obtain, and in most instances extensive geological studies, tests and public hearings are required before permits may be issued. Waste Management's and CWM's chemical waste treatment, storage and disposal facilities are also subject to siting, zoning and land use restrictions, as well as to regulations (including certain requirements pursuant to federal statutes) which may govern operating procedures and water and air pollution, among other matters. In particular, Waste Management's and CWM's operations in the United States are subject to the Safe Drinking Water Act (which regulates deep well injection), TSCA (pursuant to which the EPA has promulgated regulations concerning the disposal of PCBs), the Clean Water Act (which regulates the discharge of pollutants into surface waters and sewers by municipal, industrial and other sources) and the Clean Air Act (which regulates emissions into the air of certain potentially harmful substances). In their transportation operations, Waste Management and CWM are subject to the jurisdiction of the Interstate Commerce Commission and regulated by the DOT and by regulatory agencies in each state. Employee safety and health standards under OSHA are also applicable.

  Of Waste Management's and CWM's chemical waste treatment or disposal facilities in the United States, all but one have been issued permits under RCRA. The facility without an RCRA permit continues to have interim status. A final permit is to be issued jointly by the authorized state, subject to EPA oversight, and by the EPA. The regulations governing issuance of permits contain detailed standards for hazardous waste facilities on matters such as waste analysis, security, inspections, training, preparedness and prevention, emergency procedures, reporting and recordkeeping. Once issued, a final permit has a maximum fixed term of 10 years, and such permits for land disposal facilities are required to be reviewed five years from the date of issuance. The issuing agency (either the EPA or an authorized state) may review or modify a permit at any time during its term.

  The Company believes that Waste Management and CWM maintain each of their operating treatment, storage or disposal facilities in substantial compliance with the applicable requirements promulgated pursuant to RCRA and expects that the facility with interim status ultimately can qualify to be issued a RCRA permit. It is possible, however, that the issuance or renewal of a permit could be made conditional upon the initiation or completion of modifications or corrective actions at facilities, which might involve substantial additional capital expenditures on the part of Waste Management or CWM. Although the Company is informed that Waste Management and CWM anticipate the reauthorization of each permit at the end of its term if the facility's operations are in compliance with applicable requirements, there can be no assurance that such will be the case.

  The radioactive waste services of Chem-Nuclear are also subject to extensive governmental regulation. Due to the extensive geological and hydrological testing and environmental data required, and the complex political environment, it is difficult to obtain permits for radioactive waste disposal facilities. Various phases of Chem-Nuclear's low-level radioactive waste management services are regulated by various state agencies, the United States Nuclear Regulatory Commission (the "NRC") and the DOT. Regulations applicable to Chem-Nuclear's operations include those dealing with packaging, handling, labeling and routing of radioactive materials, and prescribe detailed safety and equipment standards and requirements for training, quality control and insurance, among other matters. Employee safety and health standards under OSHA are also applicable.

  See also "RCRA" and "Superfund" below for additional regulatory information.

CLEAN ENERGY, CLEAN WATER AND RELATED SERVICES

  WTI's business activities are subject to environmental regulation under federal, state and local laws and regulations, including the Clean Air Act, the Clean Water Act and RCRA. The Company believes that WTI's business is conducted in an environmentally responsible manner in material compliance with applicable laws and regulations. The Company does not anticipate that WTI's maintaining compliance with current requirements will result in any material decrease in earnings. There can be no assurance, however, that such requirements will not change so as to require significant additional expenditures. In particular, pursuant to the Clean Air Act Amendments of 1990 it is probable that the air pollution control systems at certain trash-to-energy projects owned or operated by WTI's subsidiaries will be required to be modified by the end of the decade to comply with the more stringent regulations promulgated thereunder. Although the expenditures related to such modifications, if required, will likely be significant, they are not expected to have a material adverse effect on WTI's liquidity or results of operations because WTI has the right to pass on to the majority of long-term contract users of its facilities increased capital and operating costs resulting from changes in law. There can be no assurance, however, that in such event WTI would be able to recover, for each project, all such increased costs from its customers. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws, and enforcement policies thereunder, could affect the manner in which WTI operates its projects and conducts its business, including the handling, processing or disposal of the wastes, by-products and residues generated thereby.

  WTI's energy facilities are also subject to the provisions of various energy-related laws and regulations, including the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The ability of WTI's trash-to-energy and small power production facilities to sell power to electric utilities on advantageous terms and conditions and to avoid burdensome public utility regulation has historically depended, in part, upon the continuing applicability of certain provisions of PURPA, which generally exempts WTI from state and federal regulatory control over electricity prices charged by, and the finances of, WTI and its energy-producing subsidiaries. While the recent changes in Congressional leadership may increase the likelihood of a repeal or modification of PURPA, it is unlikely that such action would abrogate the long-term contracts and orders pursuant to which most of WTI's existing projects sell electricity. Furthermore, the operations of WTI's trash-to-energy and other small power facilities business is not expected to be materially and adversely affected if the various benefits of PURPA are repealed or substantially reduced on a prospective basis, due to the passage of the Energy Policy Act of 1992 ("EPACT"). EPACT created an alternative ownership mechanism by which independent power producers can participate in the electricity generation industry without the burdens of traditional public utility regulation.

ENVIRONMENTAL AND INFRASTRUCTURE ENGINEERING AND CONSULTING SERVICES

  The practice of engineering and architecture is regulated by state statutes. All states require engineers and architects to be registered by their respective state registration boards as a condition to offering or rendering professional services. Many states also require companies offering or rendering professional services, such as Rust, to obtain certificates of authority. Rust's businesses are also subject to OSHA regulations and to NRC regulations concerning services provided to nuclear power plants.

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

  The EPA from time to time considers fundamental changes to its regulations under RCRA that could facilitate exemptions from hazardous waste management requirements, including policies and regulations that could implement the following changes: redefine the criteria for determining whether wastes are hazardous; prescribe treatment levels which, if achieved, could render wastes non-hazardous; encourage further recycling and waste minimization; reduce treatment requirements for certain wastes to encourage alternatives to incineration; establish new operating standards for combustion technologies; and indirectly encourage on-site remediation. To the extent such changes are adopted, they can be expected to adversely affect the demand for the Company's chemical waste management services. In this regard, the EPA has recently proposed regulations which would have the effect of reducing the volume of waste classified as hazardous for RCRA regulatory purposes. See "Regulation" above.

  In addition to the foregoing provisions, RCRA regulations require the Company to demonstrate financial responsibility for possible bodily injury and property damage to third parties caused by both sudden and nonsudden accidental occurrences. See "Insurance" below. Also, RCRA regulations require the Company to provide financial assurance that funds will be available when needed for closure and post-closure care at its waste treatment, storage and disposal facilities, the costs of which could be substantial. Such regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test and a guarantee by a parent corporation. Under RCRA regulations, a company must pay the closure costs for a waste treatment, storage or disposal facility owned by it upon the closure of the facility and thereafter pay post-closure care costs. If such a facility is closed prior to its originally anticipated time, it is unlikely that sufficient funds will have been accrued over the life of the facility to fund such costs, and the owner of the facility could suffer a material adverse impact as a result. Consequently, it may be difficult to close such facilities to reduce operating costs at times when, as is currently the case in the hazardous waste services industry, excess treatment, storage or disposal capacity exists.

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

  Superfund created a revolving fund to be used by the federal government to pay for the cleanup efforts. In late 1990, federal Superfund spending through the end of the government's 1994 fiscal year was authorized to a maximum of $5.1 billion. For the federal government's 1995 fiscal year, a maximum of $1.4 billion of Superfund spending was authorized. As of the date of this report, the federal government had not approved any 1996 Superfund spending authorization.

  The U. S. Congress is expected to consider reauthorization and revision of the Superfund statute in 1996. In addition to possible changes in the statute's funding mechanisms and provisions for allocating cleanup responsibility, it is possible that Congress also will fundamentally alter the statute's provisions governing the selection of appropriate site cleanup remedies. For example, Congress may consider whether to continue Superfund's current reliance on stringent technology standards issued under other statutes (such as RCRA) to govern removal and treatment of remediation wastes or to adopt new approaches such as national or site-specific risk based standards. This and other potential policy changes could significantly affect the stringency and extent of site remediation, the types of remediation techniques that will be employed, and the degree to which permitted hazardous waste management facilities will be used for remediation wastes. In addition, Congress may consider revision of the liability imposed by the Superfund law for remediation of contamination caused prior to a party's acquisition of a contaminated site, which could reduce the remediation obligations of the Company and others who currently are jointly and severally liable for remediation obligations under Superfund.

INTERNATIONAL WASTE MANAGEMENT AND RELATED SERVICES

  Waste Management International's operations are subject to the general business, liability, land-use planning and other environmental laws and regulations of the countries where the services are performed and, in Europe, to European Union ("EU") regulations and directives. The degree of local enforcement of applicable laws and regulations varies substantially between, and even within, the various countries in which Waste Management International operates. In addition to the statutes and regulations imposed by national, state or provincial, and municipal or other local authorities, many of the countries in which Waste Management International operates are members of the EU. The EU has issued and continues to issue environmental Directives and Regulations covering a broad range of environmental matters and has created a European Environmental Agency responsible for monitoring and collating member state environmental data. The Single European Act, passed in 1987, established three fundamental principles to guide the development of future EU environmental law: (i) the need for preventative action; (ii) the correction of environmental problems at the source; and (iii) the polluter's liability for environmental damage.

  The Treaty on European Union, signed in December 1991, came into force in November 1993. The Treaty applies the principle of "sustainable development" as a key component of EU policy-making and requires that environmental protection be integrated into the definition and application of all EU laws. It also introduced a new procedure for the adoption of waste management legislation (other than for proposals of a primarily fiscal nature) which it is predicted may result in the speedier implementation of EU waste laws.

  The impact of current and future EU legislation will vary from country to country according to the degree to which existing national requirements already meet or fall short of the new EU standards and, in some jurisdictions, may require extensive public and private sector investment and the development and provision of the necessary technology, expertise, administrative procedures and regulatory structures. These extensive laws and regulations are continually evolving in response to technological advances and heightened public and political concern.

  Outside Europe, continuing industrialization, population expansion and urbanization have caused increased levels of pollution with all of the resultant social and economic implications. The desire to sustain economic growth and address historical pollution problems is being accompanied by investments in environmental infrastructure, particularly in Southeast Asia, and the introduction of regulatory standards to further control industrial activities.

  The Company believes that Waste Management International's business is conducted in material compliance with applicable laws and regulations and does not anticipate that maintaining such compliance will adversely affect the Company's financial position. There can be no assurance, however, that such requirements will not change so as to require significant additional expenditures or operating costs.

  Waste Management International operates facilities in Hong Kong which are owned by the Hong Kong government. Control of the Hong Kong government passes to the People's Republic of China in 1997. Waste Management International is unable to predict what impact, if any, this change will have on its operations in Hong Kong.

COMPETITION

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

  In its hazardous waste management operations, the Company encounters competition from a number of sources, including several national or regional firms specializing primarily in chemical waste management, local waste management concerns and, to a much greater extent, generators of chemical wastes which seek to reduce the volume of or otherwise process and dispose of such wastes themselves. The basis of competition is primarily technical expertise and the price, quality and reliability of service.

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

  The service industries in which Rust competes are highly competitive. Rust encounters intense competition, primarily in pricing, quality and reliability of services from various sources in all aspects of its environmental and infrastructure engineering and consulting services operations.

  Pursuant to the First Amended and Restated International Business Opportunities Agreement, dated January 1, 1993, by and among CWM, WTI, Waste Management International, Inc., Waste Management International, Rust and the Company (as amended, the "IBOA"), which agreement is also a successor to certain prior agreements among certain of the parties, each of CWM, WTI, Rust and the Company has agreed that, until the later of July 1, 2000 or the date on which the Company ceases to beneficially own a majority of the outstanding voting equity interests of such subsidiary or ceases to beneficially own a majority of the outstanding voting equity interests of Waste Management International, and in each case no longer has an option to obtain such ownership, such subsidiary or the Company will not engage (except through Waste Management International) in waste management services; design, development, construction and operation of trash-to-energy facilities in Italy or Germany; collection, storage, processing, treatment or disposal of hazardous wastes (including hazardous substance remediation services); or design, engineering and construction (where the customer is seeking third-party operation), operation and maintenance of water, wastewater and sewage treatment facilities (including facilities for treating hazardous waste streams whether or not the customer is seeking third-party operation) outside North America (i.e., the United States, its territories and possessions, Canada and Mexico) (the "Waste Management International Allocated Activities"), except with respect to licensing of technology and minor interests of CWM, WTI or Rust in publicly held entities. WTI may engage outside North America in the design, engineering, construction, operation and maintenance of chimneys and air pollution control facilities (the "WTI Allocated Activities"). Rust may engage outside North America in activities relating to (i) architectural services, (ii) engineering and design services and procurement, construction and construction management services (including marine construction and dredging), other than those relating to the Waste Management International Allocated Activities and the WTI Allocated Activities, (iii) scaffolding services, (iv) demolition and dismantling services, (v) environmental consulting services, and (vi) industrial facility and power plant maintenance services (the "Rust Allocated Activities"). Sales by the Company of recyclables, licensing of technology and minor investments by the Company in publicly held entities are also permitted activities of the Company outside North America. Waste Management International has agreed that for the same time periods as are applicable to CWM, WTI, Rust and the Company above in this paragraph, it will not engage in North America in the type of activities included within the Waste Management International Allocated Activities outside North America and will not engage in the WTI Allocated Activities or the Rust Allocated Activities. Businesses or assets acquired by a party to the IBOA which are in the domain of another party thereto (according to the allocations described above) must be offered for sale to the other party at fair market value.

  In addition, WTI and Waste Management International have entered into an agreement whereby WTI will have primary responsibility for the early-stage development of trash-to-energy projects outside North America (except in Italy and Germany) and Waste Management International will have the right to acquire up to 49% of all equity of any such project available to Waste Management International, WTI and their affiliates, with WTI or other investors owning the balance. This arrangement is non-cancellable by WTI or Waste Management International without the other's consent prior to 2000. If the arrangement is cancelled, the right to develop trash-to-energy projects reverts to being part of the Waste Management International Allocated Activities.

  By agreement among the parties, the Company is responsible for determining business allocations among CWM, WTI, Rust, the Company and Waste Management International which are not controlled by the allocations set forth in the preceding two paragraphs. In this connection CWM, WTI, Rust, the Company and Waste Management International have agreed that in order to minimize the potential for conflicts of interest among various subsidiaries under the common control of the Company and for so long as the Company shall have beneficial ownership of a majority of the outstanding voting equity interests of such subsidiary (or an option to obtain such ownership), the Company has the right to direct future business opportunities to the Company or the Company-controlled subsidiary which, in the Company's reasonable and good faith judgment, has the most experience and expertise in that line of business, provided that the Company may not allocate a business opportunity to a particular subsidiary if such business opportunity would involve the subsidiary in a breach of its agreement not to compete as described in the immediately preceding paragraphs. Opportunities outside North America relating to the provision of future waste management services are generally to be allocated to Waste Management International, except that opportunities outside North America relating to the WTI Allocated Activities and the Rust Allocated Activities are generally to be allocated to WTI and Rust, as the case may be. Environmental opportunities other than waste management activities are to be allocated in the Company's good faith judgment. No party is liable for consequential damages, except for lost profits, for any breach of the IBOA.

  In addition, in connection with the transfer by Rust of its hazardous and radioactive substance remediation business (see "Acquisitions and Dispositions" below), the Company, Rust and their respective wholly owned affiliates agreed with OHM not to engage in providing on-site hazardous and radioactive substance remediation services in North America prior to 2002.

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

  The Company's insurance program includes coverage for pollution liability resulting from "sudden and accidental" releases of contaminants and pollutants. The Company believes that the coverage terms, available limits of liability, and costs currently offered by the insurance market do not represent sufficient value to warrant the purchase of "non-sudden and accidental" pollution liability insurance coverage. As such, the Company has chosen not to purchase risk transfer "non-sudden and accidental" pollution liability insurance coverage. To satisfy existing government requirements, the Company has secured non-risk transfer pollution liability insurance coverage in amounts believed to be in compliance with federal and state law requirements for "non-sudden and accidental" pollution. The Company must reimburse the insurer for losses incurred and covered by this insurance policy. In the event the Company continues not to purchase risk transfer "non-sudden and accidental" pollution liability insurance coverage, the Company's net income could be adversely affected in the future if "non-sudden and accidental" pollution losses should occur.

EMPLOYEES

  WMX Technologies and its subsidiaries employ a total of approximately 73,200 persons in their worldwide continuing operations. Of this number, the Company employs approximately 38,700 persons in its North American solid and hazardous waste management services operations (excluding employees of the Rust scaffolding and other on-site industrial services business operated by Waste Management). Of this total, 35,900 persons are engaged in its Waste Management solid waste and related services operations, including approximately 27,200 persons employed in solid waste collection, transfer, resource recovery and disposal activities, and approximately 8,700 managerial, executive, sales, clerical, data processing and other solid waste and related activities. Approximately 2,800 employees are employed in the Company's hazardous waste services business, including 100 as managers or executives. Approximately 2,000 are employed in hazardous waste treatment, storage and disposal activities (including approximately 530 performing technical, analytical or engineering services), and approximately 700 are employed in sales, clerical, data processing and other hazardous waste-related activities.

  As of December 31, 1995, Waste Management International employed approximately 18,500 persons. Of this number, approximately 14,900 persons were employed in its collection services operations, 2,400 in its treatment and disposal services operations and 1,200 in administrative functions.

  At December 31, 1995, WTI had approximately 4,600 full-time employees.

  Rust employed approximately 11,400 persons at December 31, 1995 (excluding its process engineering and construction, specialty contracting and related services business which is to be sold or otherwise discontinued, but including the scaffolding and other on-site industrial services business managed by Waste Management), of whom approximately 4,200 provided technical or engineering services (excluding craft personnel hired on a temporary basis).

  At December 31, 1995, approximately 6,900 of the Company's employees in North America were unionized, primarily in the Company's solid waste and related services operations, under collective bargaining agreements expiring on various dates through 2002. At December 31, 1995, approximately 13,900 Waste Management International employees were represented by labor unions. The Company believes its employee relations are acceptable.

ACQUISITIONS AND DISPOSITIONS

  Since August 1971, the Company has acquired a number of companies, and certain assets of other companies, engaged in various phases of the environmental services industry. See Note 4 to the Company's Consolidated Financial Statements filed as an exhibit to this report and incorporated herein by reference. The amounts and types of consideration generally have been determined by direct negotiations with the owners of the businesses acquired. In most instances, the owners of the acquired businesses were few in number, and often certain key former owners have continued to operate the businesses following acquisition by the Company. During 1995, the Company continued to acquire additional operations in the environmental services industry.

  Acquisitions have historically contributed significantly to the Company's growth. However, in recent years the Company's acquisition activity relative to the size of its revenue base has decreased. The Company's growth prospects may be affected by the availability of additional business acquisitions at reasonable prices and the Company's ability to finance such acquisitions. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" filed as an exhibit to this report and incorporated herein by reference for a discussion of capital expenditures by the Company, including acquisitions. Other well-capitalized companies also compete intensely for businesses available to be acquired. The Company is continually engaged in the process of considering and negotiating additional acquisitions. Some future acquisitions could be material. The acquisition of businesses also entails certain inherent risks. Although the Company reviews businesses to be acquired, because of the nature of the liabilities involved in these businesses, there can be liabilities which will not become known until after the transactions are consummated. The Company seeks to minimize the impact of these liabilities and expenditures by obtaining indemnities and warranties from the seller which may be supported by deferring payment of a portion of the purchase price. These indemnities and warranties, if obtained, may not, however, fully cover the liabilities due to their limited scope, amount, or duration, the financial limitations of the indemnitor or warrantor, or other reasons. Businesses purchased may require expenditures to make up for deferred maintenance and to improve the quality or quantity of assets acquired. In certain cases, the Company establishes reserves in respect of the anticipated costs of remediation for acquired sites.

  On January 24, 1995, the Company acquired CWM common stock representing the approximately 21% interest in CWM held at that time by public stockholders. The acquisition occurred pursuant to a merger (the "Merger") in which all publicly held shares of CWM common stock were converted into convertible subordinated notes of the Company due January 24, 2005 and having a principal amount at maturity of $1,000 per note (the "Notes"), subject to the payment of cash in lieu of the issuance of fractional Notes. For a description of the terms of the Notes, see Note 5 to the Company's Consolidated Financial Statements incorporated herein by reference. The Merger was approved by a committee of independent directors of CWM and by a majority of the public stockholders of CWM. As a result of the Merger, CWM became a wholly owned subsidiary of the Company.

  On March 14, 1995, the Company's Board of Directors approved a plan to reduce the scope of the Company's chemical waste management services business by selling or otherwise eliminating technologies and service locations which were not meeting customer service or performance objectives. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--1995 Operations Compared with 1994--CWM," incorporated by reference in this report, for further information.

  In May 1995, OHM acquired Rust's hazardous and radioactive substance remediation business in exchange for an approximately 37% interest in OHM. In exchange for warrants to acquire an additional approximately 2.6% of OHM common stock, the Company also agreed in that transaction to guarantee up to $62 million of indebtedness of OHM.

  In July 1995, the Company acquired the approximately 4% of Rust's shares held by the public for $16.35 per share in cash. The transaction was approved by a special committee of independent directors appointed by the Rust Board of Directors. As a result of that transaction, Rust became owned 60% by the Company and 40% by WTI.

  Additionally, Rust has announced its intention to sell or otherwise discontinue its process engineering, construction, specialty contracting and related services business. The terms of the sale have not yet been determined. The Company expects the sale of those portions of the business which are to be sold to be completed in 1996.

  In December 1995, the Company contributed its approximately 28% interest in ServiceMaster Consumer Services L.P. ("SMCS"), a provider of lawn care, pest control and other consumer services, to ServiceMaster L.P. ("SMLP"), the owner of the remaining interest in SMCS, in exchange for an approximately 19% interest in SMLP and an option to purchase up to 1.25 million SMLP limited partnership shares.

  The Company has also acquired numerous companies and interests in companies internationally through Waste Management International or its predecessors. See "International Waste Management and Related Services."

ITEM 2. PROPERTIES.

  The principal property and equipment of the Company consists of land (primarily disposal sites), buildings and waste treatment or processing facilities (other than disposal sites), and vehicles and equipment, which as of December 31, 1995 represented approximately 18%, 6% and 27%, respectively, of the Company's total consolidated assets. The Company believes that its vehicles, equipment and operating properties are well maintained and suitable for its current operations. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" filed as an exhibit to this report and incorporated by reference herein for a discussion of property and equipment expenditures by the Company for the last three years and the capital budget for 1996. The Company's subsidiaries lease numerous office and operating facilities throughout the world. For the year ended December 31, 1995, aggregate annual rental payments on real estate leased by the Company and its subsidiaries approximated $140,367,000.

  The principal fixed assets of Waste Management consist of vehicles and equipment (which include, among other items, approximately 20,800 collection and transfer vehicles, 1,568,600 containers and 21,000 stationary compactors in the United States and Canada). Waste Management owns or leases real property in most states and Canadian provinces in which it is doing business. At December 31, 1995, 103 solid waste disposal facilities, aggregating approximately 65,740 total acres, including approximately 14,290 permitted acres, were owned by Waste Management in the United States and Canada and 30 facilities, aggregating approximately 13,340 total acres, including approximately 5,860 permitted acres, were leased from parties not affiliated with Waste

Management under leases expiring from 1996 to 2085. At December 31, 1995, the Company owned or leased in the United States a total of nine treatment, storage or disposal facilities. At such date, the Company's seven chemical waste facilities with secure land disposal sites aggregated approximately 7,865 acres, including approximately 1,470 permitted acres.

  The principal property and equipment of Waste Management International consist of land (primarily disposal sites) and vehicles and equipment, which as of December 31, 1995 represented approximately 13.1% and 30.3%, respectively, of Waste Management International's assets. The principal fixed assets utilized in Waste Management International's collection services operations at December 31, 1995 consisted of vehicles and equipment (which included, among other items, approximately 7,000 collection, transportation, and other route vehicles and approximately 300 pieces of landfill and other heavy equipment), and approximately 285,000 containers, including approximately 3,550 stationary compactors. In addition, Waste Management International owns approximately 710 pieces of hazardous waste equipment, consisting predominately of containers and collection vehicles. The principal fixed assets utilized in Waste Management International's treatment and disposal services operations at December 31, 1995 consisted of 55 landfills, 23 waste treatment facilities, 79 recycling and recyclables processing facilities, nine incinerators and various other manufacturing, office and warehouse facilities owned, leased or operated by Waste Management International.

  WTI currently owns, operates or leases 16 trash-to-energy facilities, seven cogeneration and small power production facilities, two coal handling facilities, five biosolids drying, pelletizing and composting facilities, one wastewater treatment plant and various other manufacturing, office and warehouse facilities. Facilities leased or operated (but not owned) by WTI are under leases or agreements having terms expiring from the years 1996 to 2020, subject to renewal options in certain cases.

  The principal property and equipment of Rust consist of the vehicles, equipment and scaffolding inventory used in the scaffolding and other on-site industrial services business managed by Waste Management, which as of December 31, 1995 represented approximately 14% of Rust's total continuing consolidated assets. Rust believes that its equipment is well maintained and suitable for its current operations. Rust leases its corporate offices in Greenville, South Carolina and Birmingham, Alabama and numerous office, warehouse and equipment and scaffolding yard facilities in various locations throughout the United States.

ITEM 3. LEGAL PROCEEDINGS.

  Some of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. At December 31, 1995, a Company subsidiary engaged in providing hazardous waste management services was involved in one such governmental proceeding and a subsidiary of WTI was involved in one such proceeding where it is believed that sanctions involved in each instance may exceed $100,000.

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

  As of December 31, 1995, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 106 locations listed on the Superfund National Priority List ("NPL"). Of the 106 NPL sites at which claims have been made against the Company, 19 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially sited by others as land disposal facilities. At each of the 19 owned facilities, the Company is working in conjunction with the government to characterize or to remediate identified site problems. In addition, at these 19 facilities the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 87 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are substantially uncertain.

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

  From time to time, the Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company subsidiary's having owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment or, in certain cases, conducted environmental remediation activities at sites. Some of such lawsuits may seek to have the Company or its subsidiaries pay the costs of groundwater monitoring and health care examinations of allegedly affected persons for a substantial period of time even where no actual damage is proven. While the Company believes it has meritorious defenses to these lawsuits, their ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs' circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other factors. Accordingly, it is possible such matters could have a material adverse impact on the Company's earnings for one or more fiscal quarters or years.

  A subsidiary of the Company has been involved in litigation challenging a municipal zoning ordinance which restricted the height of its New Milford, Connecticut landfill to a level below that allowed by the permit previously issued by the Connecticut Department of Environmental Protection ("DEP"). Although a lower court had declared the zoning ordinance's height limitation unconstitutional, the Connecticut Supreme Court reversed that ruling and remanded the case for further proceedings in the Superior Court in the judicial district of Litchfield. On November 8, 1995, the Superior Court ordered the Company's subsidiary to apply to the DEP for permission to remove all waste above the height allowed by the zoning ordinance. The Company believes that removal of such waste is an inappropriate remedy and its subsidiary has appealed the Superior Court order to the Connecticut Supreme Court. The Company is unable to predict the outcome of the appeal or any removal action that may ultimately be required following further appeals or as a result of the permitting process. However, if the lower court order as to removal of the waste is not modified, the subsidiary could incur substantial costs, which could vary significantly depending upon the nature of any plan which is eventually approved by applicable regulatory authorities for removing the waste, the actual volume of waste to be moved and other currently unforeseeable factors and which could have a material adverse effect on the Company's financial condition and results of operations in one or more future periods.

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

  No matters were submitted to the Company's security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names and ages of the Company's executive officers (as defined by regulations of the Securities and Exchange Commission), the positions they hold with the Company and summaries of their business experience. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

  Dean L. Buntrock, age 64, has been a director of the Company and has served as Chairman of the Board and Chief Executive Officer of the Company since 1968. From September 1980 to November 1984, he also served as President. Mr. Buntrock is also a director of WTI, Waste Management International and Boston Chicken, Inc.

  Herbert A. Getz, age 40, has been a Senior Vice President of the Company since May 1995, a Vice President of the Company since May 1990 and General Counsel since August 1992. He has also been Secretary of the Company since January 1988. He also served as Assistant General Counsel of the Company from December 1985 until August 1992. Mr. Getz has also held the offices of Vice President, General Counsel and Secretary at Waste Management from April 1989 until December 1993, and Vice President and Secretary of Rust from January 1993 to May 1994. He has also served as Secretary of WTI since July 1995, a position he previously held, as well as being the General Counsel of WTI, from November 1990 until May 1993. Mr. Getz commenced employment with the Company in 1983. He is Chairman of the Board of Directors of NSC and a director of OHM.

  Thomas C. Hau, age 60, has been a Vice President and the Controller and Principal Accounting Officer of the Company since he commenced employment with the Company in September 1990. From 1971 until his employment by the Company, Mr. Hau was a partner of Arthur Andersen LLP.

  William P. Hulligan, age 52, has been Executive Vice President of Waste Management since January 1996, a position he previously held from September 1984 to January 1988. From 1986 to August 1993, he was also a Vice President of the Company. From August 1992 to March 1996, he also served as President of certain Waste Management operating groups. He was President of Waste Management from January 1988 to August 1992. He has been employed by the Company since 1979.

  Joseph M. Holsten, age 43, has been Chief Executive Officer of Waste Management International since July 1995. From October 1993 to July 1995, he was Executive Vice President and Chief Financial Officer of Waste Management. Mr. Holsten was Vice President of Acquisitions and Project Development for Waste Management International from April 1992 to August 1993 and Vice President, Chief Financial Officer and Treasurer of Rust from September to October 1993. Mr. Holsten has been employed by the Company since 1981.

  James E. Koenig, age 48, has been a Senior Vice President of the Company since May 1992, Treasurer of the Company since 1986 and its Chief Financial Officer since 1989. Mr. Koenig first became a Vice President of the Company in 1986. From 1984 to 1986, Mr. Koenig was Staff Vice President and Assistant to the Chief Financial Officer of the Company. Mr. Koenig has been employed by the Company since 1977. Mr. Koenig also served as Vice President, Chief Financial Officer and Treasurer of WTI from November 1990 to May 1993. He also serves as a director of WTI, Waste Management International and OHM.

  D. P. Payne, age 53, has been a Senior Vice President of the Company since April 1995, a position he previously held from 1990 to 1993. He also served as President and Chief Executive Officer and a director of CWM from September 1991 to March 1995. Mr. Payne has been employed by the Company since 1990.

  Phillip B. Rooney, age 51, has served as a director of the Company since 1981 and as its President and Chief Operating Officer since November 1984. Since January 1994, he has also served as Chairman of the Board and Chief Executive Officer of Waste Management. Mr. Rooney commenced employment with the Company in 1969 and first became an officer of the Company in 1971. Since November 1990, he has served as Chairman of the Board and Chief Executive Officer of WTI. Mr. Rooney is also a director of Waste Management International, WTI, Illinois Tool Works, Inc., Caremark International Inc., Urban Shopping Centers, Inc., and ServiceMaster Management Corporation, the general partner of ServiceMaster Limited Partnership.

  Donald A. Wallgren, age 54, has been Vice President and Chief Environmental Officer of the Company since 1992 and Vice President of Environmental Management of Waste Management since January 1995. He was Vice President and Chief Environmental Officer at Waste Management from 1989 to May 1990. From 1990 to 1992, he served as Vice President-Recycling, Development and Environmental Management of Waste Management. Mr. Wallgren has been employed by the Company since 1979.

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

                            1994 QUARTERLY SUMMARY

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

                            1995 QUARTERLY SUMMARY

                                                                CASH DIVIDENDS
                                               HIGH     LOW   DECLARED PER SHARE
                                              ------- ------- ------------------
      First.................................. $29 5/8 $25 3/4        $.15
      Second.................................  28 3/4  26 3/4         .15
      Third..................................  32 1/2  28 1/4         .15
      Fourth.................................  30 7/8  26 3/8         .15

  At March 20, 1996, the Company had approximately 55,600 stockholders of record.

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

  From September 1990 to December 1995, WMX Technologies maintained a program for the purchase of up to 25,000,000 shares of its common stock from time to time in the open market or in privately negotiated transactions. During 1992 and 1993 the Company purchased approximately 7,600,000 shares and 8,400,000 shares, respectively, of its common stock under this program. No Company shares were repurchased in 1994 or 1995. In December 1995, the Company terminated that program and announced that its Board of Directors had authorized the repurchase by the Company of up to an additional 25,000,000 shares of the Company's common stock from time to time over the following 24-month period in open market or privately negotiated transactions.

  During 1994 and 1995, the Company sold put options on 31,600,000 shares of its common stock in conjunction with the repurchase program. The put options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares, in lieu of repurchasing the stock. Options on 17,900,000 shares expired unexercised in 1994 and 1995, as the price of the Company's stock was in excess of the strike price at maturity. Options on 4,700,000 shares were exercised in February 1995, and the Company elected to settle them for cash in the amount of $12,019,000. The remaining 9,000,000 options expire at various dates in 1996 at strike prices ranging from $27.34 to $31.45 per share. For additional information, see "Management's Discussion and Analysis of Results of Operations and Financial Condition--Capital Structure" incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected consolidated financial information for each of the five years in the period ended December 31, 1995 is derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is incorporated by reference in this report. The information below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's Consolidated Financial Statements, and the related Notes, and the other financial information which are filed as exhibits to this report and incorporated herein by reference.

                                           YEAR ENDED DECEMBER 31,
                         -----------------------------------------------------------
                           1991(1)     1992(2)   1993(3)(6)  1994(4)(6)  1995(5)(6)
                         ----------- ----------- ----------- ----------- -----------
                                  (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)
Revenue from continuing
 operations............. $ 7,550,914 $ 8,661,027 $ 8,636,116 $ 9,554,705 $10,247,617
Income from continuing
 operations............. $   606,323 $   850,036 $   442,431 $   776,491 $   654,590
Earnings per common and
 common equivalent
 share--continuing
 operations............. $      1.23 $      1.72 $       .91 $      1.60 $      1.35
Total assets............ $12,572,310 $14,114,180 $16,264,476 $17,423,173 $18,695,308
Long-term debt, less
 portion payable within
 one year............... $ 3,782,973 $ 4,312,511 $ 6,145,584 $ 6,044,411 $ 6,420,610
Dividends per share..... $       .42 $       .50 $       .58 $       .60 $       .60

--------
(1) The results for 1991 include a special charge of $296,000,000 (before tax and minority interest) primarily to reflect then current estimates of the environmental remediation liabilities at waste disposal sites previously used or operated by the Company and its subsidiaries or their predecessors.
(2) The results for 1992 include a non-taxable gain of $240,000,000 (before minority interest) resulting from the initial public offering of Waste Management International, special charges of $219,900,000 (before tax and minority interest) primarily related to writedowns of the Company's medical waste business, CWM incinerators in Chicago, Illinois and Tijuana, Mexico and a former subsidiary's investment in its asbestos abatement business and certain restructuring costs incurred by the subsidiary and CWM related to the formation of Rust, and one time after-tax charges aggregating $71,139,000, or $.14 per share, related to the cumulative effect of adopting two new accounting standards.
(3) The results for 1993 include a non-taxable gain of $15,109,000 (before minority interest) relating to the issuance of shares by Rust, as well as the Company's share of a special asset revaluation and restructuring charge of $550,000,000 (before tax and minority interest) recorded by CWM related primarily to a revaluation of CWM's thermal treatment business, and a provision of approximately $14,000,000 to adjust deferred income taxes resulting from the 1993 tax law change. See Notes 3 and 14 to the Company's Consolidated Financial Statements.
(4) The results for 1994 include a charge of $9,200,000 (before tax and minority interest) recorded by Rust to write off assets and recognize costs of exiting certain of Rust's service lines and closing offices in a consolidation of certain of its operating groups. See Note 14 to the Company's Consolidated Financial Statements.
(5) The results for 1995 include a special charge of $140,600,000 (before tax) recorded by CWM, primarily to write off its investment in facilities and technologies that it abandoned because they do not meet customer service or performance objectives, and a special charge of $194,600,000 (before tax and minority interest) recorded by Waste Management International relating to actions it is taking to sell or otherwise dispose of non-core businesses and investments, as well as core businesses and investments in low potential markets, abandon certain hazardous waste treatment and processing technologies, and streamline its country management organization. See Note 14 to the Company's Consolidated Financial Statements.
(6) In December 1995, the Rust Board of Directors approved a plan to sell or otherwise discontinue Rust's process engineering, construction, specialty contracting and similar lines of business. Accordingly, these businesses have been segregated as discontinued operations in the financial statements since 1993. It is not practical to restate periods prior to the formation of Rust on January 1, 1993 for the discontinued operations. See
   Note 15 to the Company's Consolidated Financial Statements.
(7) Certain amounts have been restated to conform to 1995 classifications.

  Reference is made to the ratio of earnings to fixed charges for each of the years in the five-year period ended December 31, 1995, as set forth in Exhibit 12 to this report, which ratios are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

  Reference is made to Management's Discussion and Analysis of Results of Operations and Financial Condition set forth on pages 16 to 24 of the Company's 1995 Annual Report to Stockholders (the "Annual Report"), which discussion is filed as an exhibit to this report and incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  (a) The Consolidated Balance Sheets as of December 31, 1994 and 1995, Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1995 and Notes to Consolidated Financial Statements set forth on pages 25 to 45 of the Annual Report are filed as an exhibit to this report and incorporated herein by reference.

  (b) Selected Quarterly Financial Data (Unaudited) is set forth in Note 17 to the Consolidated Financial Statements referred to in Item 8(a) above and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Reference is made to the information set forth in the 15 paragraphs under the caption "Election of Directors" beginning on page 1 of the Company's proxy statement for the annual meeting scheduled for May 10, 1996 (the "Proxy Statement") for a description of the directors of the Company, which paragraphs are incorporated herein by reference. Information concerning the executive officers of the Company is set forth above under "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

  Reference is made to the information set forth under the caption "Compensation" on pages 10 through 16 of the Proxy Statement, which information, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Reference is made to the information, including the tables and the footnotes thereto, set forth under the caption "Securities Ownership of Management" on pages 5 through 9 of the Proxy Statement, for certain information respecting ownership of common stock of the Company, WTI and Waste Management International, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Reference is made to the paragraph under the caption "Compensation Committee Interlocks and Insider Participation" on page 16 of the Proxy Statement and the information set forth under the caption "Certain Transactions" beginning on page 24 of the Proxy Statement for certain information with respect to certain relationships and related transactions, which paragraphs are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K.

  (a) Financial Statements, Schedule and Exhibits.

    I. Financial Statements--filed as an exhibit hereto and incorporated herein by reference.

     (i)Consolidated Statements of Income for the three years ended December 31, 1995;

     (ii)Consolidated Balance Sheets--December 31, 1994 and 1995;

     (iii) Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1995;

     (iv)Consolidated Statements of Cash Flows for the three years ended December 31, 1995;

     (v)Notes to Consolidated Financial Statements; and

     (vi)Report of Independent Public Accountants.

    II. Schedule

     (i)Schedule II--Valuation and Qualifying Accounts

     (ii)Report of Independent Public Accountants on Schedule

    All other schedules have been omitted because the required information is not significant or is included in the financial statements or the notes thereto, or is not applicable.

    III. Exhibits.

    The exhibits to this report are listed in the Exhibit Index elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements*:

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

    (vi) WMX Technologies, Inc. Corporate Incentive Bonus Plan (Exhibit B to registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders)

    (vii) WMX Technologies, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 25, 1995 (filed with this report)

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

    (xi) WMX Technologies, Inc. Non-Qualified Profit Sharing and Savings Plus Plan (filed with this report)

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

    (xxi) Employment Agreement dated as of April 1, 1995 between the registrant and D. P. Payne (filed with this report)

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

    (xxvi) Waste Management International plc Share Option Plan (Exhibit
           10.1 to the registration statement on Form F-1 of Waste Management International plc, Registration No. 33-46511)

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

    (xxx) WMX Technologies, Inc. Long Term Incentive Plan (as amended and restated as of January 27, 1994) (Exhibit A to registrant's
           Proxy Statement for its 1995 Annual Meeting of Stockholders)
--------
*In the case of reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management's file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

  (b) Reports on Form 8-K.

    During the fourth quarter of 1995, the Company filed reports on Form 8-K as follows:

    (i) a report dated October 17, 1995 reporting under Item 5 the issuance of a news release concerning the Company's 1995 third quarter results of operations and a possible 1995 fourth quarter charge by Waste Management International; and

    (ii) a report dated December 12, 1995 reporting under Item 5 the issuance of news releases concerning (A) the authorization by the Company's Board of Directors of a Company common stock repurchase program, (B) an increase by WTI in its program for the repurchase of WTI common stock, (C) a fourth quarter 1995 exceptional charge by Waste Management International, (D) the decision by Rust to sell or otherwise discontinue its process engineering, construction, specialty contracting and similar lines of business and the possibility of a related 1995 fourth quarter charge, (E) announcement of below-expectations 1995 fourth quarter earnings by Waste Management International, and (F) expected 1996 earnings growth by Waste Management International.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULE

                                ($000'S OMITTED)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                               EFFECT OF
                          BALANCE  CHARGED ACCOUNTS             FOREIGN   BALANCE
                         BEGINNING   TO    WRITTEN             CURRENCY   END OF
                          OF YEAR  INCOME    OFF     OTHER(A) TRANSLATION  YEAR
                         --------- ------- --------  -------- ----------- -------
1993--Reserve for
 doubtful accounts (B)
 (C)....................  $56,475  $33,173 $(33,514) $ 7,120    $(1,970)  $61,284
                          =======  ======= ========  =======    =======   =======
1994--Reserve for
 doubtful accounts (B)
 (C)....................  $61,284  $34,072 $(40,866) $10,280    $ 1,760   $66,530
                          =======  ======= ========  =======    =======   =======
1995--Reserve for
 doubtful accounts (B)..  $66,530  $39,930 $(42,038) $ 1,314    $ 1,104   $66,840
                          =======  ======= ========  =======    =======   =======

--------
(A) Reserves of companies accounted for as purchases.
(B) Includes reserves for doubtful long-term notes receivable.
(C) Restated to exclude discontinued operations.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To WMX Technologies, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the WMX Technologies, Inc. Annual Report to Stockholders for 1995 filed as an exhibit to and incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule included on page 37 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP
                                          Arthur Andersen LLP

Chicago, Illinois,
February 5, 1996

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN OAK BROOK, ILLINOIS ON THE 29TH DAY OF MARCH 1996.

                                          WMX Technologies, Inc.

                                                 /s/ Dean L. Buntrock
                                          By __________________________________
                                                     Dean L. Buntrock,
                                              Chairman of the Board and Chief
                                                     Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


      /s/ Dean L. Buntrock           Director, Chairman of the
____________________________________   Board and Chief Executive
          Dean L. Buntrock             Officer

      /s/ Jerry E. Dempsey           Director
____________________________________
          Jerry E. Dempsey

     /s/ Phillip B. Rooney           Director
____________________________________
         Phillip B. Rooney

      /s/ Donald F. Flynn            Director
____________________________________
          Donald F. Flynn

     /s/ Peter H. Huizenga           Director
____________________________________
         Peter H. Huizenga

       /s/ Peer Pedersen             Director
____________________________________
           Peer Pedersen

     /s/ James R. Peterson           Director
____________________________________
         James R. Peterson

  /s/ Alexander B. Trowbridge        Director                        March 29, 1996
____________________________________
      Alexander B. Trowbridge

    /s/ Howard H. Baker, Jr.         Director
____________________________________
        Howard H. Baker, Jr.

      /s/ H. Jesse Arnelle           Director
____________________________________
          H. Jesse Arnelle

 /s/ Pastora San Juan Cafferty       Director
____________________________________
     Pastora San Juan Cafferty

      /s/ James B. Edwards           Director
____________________________________
          James B. Edwards

       /s/ Thomas C. Hau             Vice President, Controller
____________________________________   and Principal Accounting
           Thomas C. Hau               Officer

      /s/ James E. Koenig            Senior Vice President, Chief
____________________________________   Financial Officer,
          James E. Koenig              Treasurer and Principal
                                       Financial Officer


                            WMX TECHNOLOGIES, INC.

                                 EXHIBIT INDEX

           NUMBER AND DESCRIPTION OF EXHIBIT*
           ----------------------------------
  1.       Inapplicable
  2.       Inapplicable
  3.1(a)   Restated Certificate of Incorporation of registrant, as amended as of May 24, 1985 (incorporated by reference to Exhibit 4.1 to registrant's report on Form 10-Q for the quarter ended June 30,
           1985)
  3.1(b)   Certificate of Amendment of Restated Certificate of Incorporation of
           registrant, recorded May 23, 1986 (incorporated by reference to
           Exhibit 4(c) to registrant's registration statement on Form S-8,
           Registration No. 33-6265)
  3.1(c)   Certificate of Designation of Preferred Stock of registrant, filed
           January 30, 1987 (incorporated by reference to Exhibit 3.1(c) to registrant's 1986 annual report on Form 10-K)
  3.1(d)   Certificate of Amendment of Restated Certificate of Incorporation of
           registrant, recorded May 15, 1987 (incorporated by reference to
           Exhibit 4.5(d) to registrant's registration statement on Form S-4,
           Registration No. 33-15518)
  3.1(e)   Certificate of Amendment of Restated Certificate of Incorporation of
           registrant, filed May 19, 1989 (incorporated by reference to Exhibit
           3(e) to registrant's registration statement on Form S-3,
           Registration No. 33-30190)
  3.1(f)   Certificate of Amendment of Restated Certificate of Incorporation of
           registrant, filed May 18, 1990 (incorporated by reference to Exhibit
           4(h) to registrant's registration statement on Form S-8,
           Registration No. 33-35936)
  3.1(g)   Certificate of Amendment of Restated Certificate of Incorporation of
           registrant, filed May 14, 1993 (incorporated by reference to Exhibit
           4(a) to registrant's report on Form 8-K dated May 14, 1993)
  3.1(h)   Conformed copy of Restated Certificate of Incorporation of registrant, as amended (incorporated by reference to Exhibit 4(b) to registrant's report on Form 8-K dated May 14, 1993)
  3.2      By-laws of registrant, as amended and restated as of January 28,
           1995 (incorporated by reference to Exhibit 3.2 to registrant's 1994 annual report on Form 10-K)
  4.1(a)   Rights Agreement dated as of February 6, 1987, between the registrant and Harris Trust and Savings Bank, which includes as
           Exhibit A the form of Certificate of Designation of Preferred Stock, as Exhibit B, the form of Rights Certificate and, as Exhibit C, the
           Summary of Rights (incorporated by reference to Exhibit 4 to registrant's report on Form 8-K dated January 26, 1987)
  4.1(b)   Certificate of Adjustment relating to April 1987 stock split pursuant to Section 12 of the Rights Agreement (incorporated by reference to Exhibit 4.3(b) to registrant's registration statement on Form S-1, Registration No. 33-13839)
  4.1(c)   Certificate of Adjustment relating to December 1989 stock split pursuant to Section 12 of the Rights Agreement (incorporated by reference to Exhibit 4.3(c) to registrant's 1989 annual report on
           Form 10-K)
  4.2(a)   Trust Indenture dated as of August 1, 1989 (incorporated by reference to Exhibit 4.3(a) to registrant's 1990 annual report on
           Form 10-K)
  4.2(b)   First Supplemental Indenture dated as of December 1, 1990
           (incorporated by reference to Exhibit 4.3(b) to registrant's 1990 annual report on Form 10-K)

--------
   *In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

                                     EX-1

           NUMBER AND DESCRIPTION OF EXHIBIT*
           ----------------------------------
  4.3      Trust Indenture dated as of June 1, 1993 (incorporated by reference to Exhibit 4 to the registrant's current report on Form 8-K dated
           July 15, 1993)
  5.       Inapplicable
  6.       Inapplicable
  7.       Inapplicable
  8.       Inapplicable
  9.       None
 10.1      1981 Stock Option Plan for Non-Employee Directors of registrant
           (incorporated by reference to Exhibit 19 to registrant's report on
           Form 10-Q for the quarter ended June 30, 1982)
 10.2      WMX Technologies, Inc. 1982 Stock Option Plan, as amended to March
           11, 1988 (incorporated by reference to Exhibit 10.3 to registrant's
           1988 annual report on Form 10-K)
 10.3      Deferred Director's Fee Plan, as amended (incorporated by reference to Exhibit 10.3 to registrant's 1990 annual report on Form 10-K)
 10.4      Director's Phantom Stock Plan (incorporated by reference to Exhibit
           10.9 to registrant's 1984 annual report on Form 10-K)
 10.5      Employment Agreement, dated as of September 1, 1986, by and between the registrant and Phillip B. Rooney (incorporated by reference to
           Exhibit 19.4 to registrant's report on Form 10-Q for the quarter ended September 30, 1986)
 10.6      WMX Technologies, Inc. Corporate Incentive Bonus Plan (incorporated by reference to Exhibit B to the registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders)
 10.7      WMX Technologies, Inc. Supplemental Executive Retirement Plan, as
           amended and restated as of January 24, 1995
 10.8      WMX Technologies, Inc. Long Term Incentive Plan, as amended and restated as of January 27, 1994 (incorporated by reference to
           Exhibit A to the registrant's Proxy Statement for its 1995 Annual
           Meeting of Stockholders)
 10.9      Supplemental Retirement Benefit Agreement, dated as of January 1,
           1989, by and between the registrant and Peter H. Huizenga
           (incorporated by reference to Exhibit 10.16 to Post-Effective
           Amendment No. 2 to registrant's registration statement on Form S-1,
           Registration No. 33-13839)
 10.10     Chemical Waste Management, Inc. 1986 Stock Option Plan, as amended
           (incorporated by reference to Exhibit 10.1 to Chemical Waste
           Management, Inc.'s 1989 annual report on Form 10-K)
 10.11     WMX Technologies, Inc. Non-Qualified Profit Sharing and Savings Plus
           Plan
 10.12     Chemical Waste Management, Inc. Deferred Director's Fee Plan
           (incorporated by reference to Exhibit 10.5 to Chemical Waste
           Management, Inc.'s registration statement on Form S-1, Registration
           No. 33-8509)
 10.13     WMX Technologies, Inc. Director's Charitable Endowment Plan
           (incorporated by reference to Exhibit 10.20 to registrant's 1989 annual report on Form 10-K)
 10.14     Supplemental Retirement Benefit Agreement dated as of January 1,
           1991 by and between registrant and Donald F. Flynn (incorporated by reference to Exhibit 10.17 to registrant's 1990 annual report on
           Form 10-K)

--------
   *In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.


                                     EX-2

           NUMBER AND DESCRIPTION OF EXHIBIT*
           ----------------------------------
 10.15     Restricted Unit Plan for Non-Employee Directors of Wheelabrator
           Technologies Inc. as amended through June 10, 1991 (incorporated by reference to Exhibit 19.03 to the report on Form 10-Q of
           Wheelabrator Technologies Inc. for the quarter ended June 30, 1991)
 10.16     1988 Stock Plan for Executive Employees of Wheelabrator Technologies
           Inc. and its subsidiaries (the "WTI 1988 Stock Plan") (incorporated by reference to Exhibit 28.1 to Amendment No. 1 to the registration statement of Wheelabrator Technologies Inc. on Form S-8,
           Registration No. 33-31523)
 10.17     Amendments dated as of September 7, 1990 to the WTI 1988 Stock Plan
           (incorporated by reference to Exhibit 19.02 to the 1990 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.18     Amendment dated as of November 1, 1990 to the WTI 1988 Stock Plan
           (incorporated by reference to Exhibit 19.04 to the 1990 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.19     1986 Stock Plan for Executive Employees of Wheelabrator Technologies
           Inc. and its subsidiaries (the "WTI 1986 Stock Plan") (incorporated by reference to Exhibit 28.2 to Amendment No. 1 to the registration statement of Wheelabrator Technologies Inc. on Form S-8,
           Registration No. 33-31523)
 10.20     Amendment dated as of November 1, 1990 to the WTI 1986 Stock Plan
           (incorporated by reference to Exhibit 19.03 to the 1990 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.21     Employment Agreement dated as of April 1, 1995 between the registrant and D. P. Payne
 10.22     WMX Technologies, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.31 to registrant's registration statement on
           Form S-1, Registration No. 33-44849)
 10.23     WMX Technologies, Inc. 1992 Stock Option Plan for Non-Employee
           Directors (incorporated by reference to Exhibit 10.32 to
           registrant's registration statement on Form S-1, Registration No.
           33-44849)
 10.24     Wheelabrator Technologies Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.45 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.25     Deferred Director's Fee Plan of Wheelabrator Technologies Inc.
           adopted June 10, 1991 (incorporated by reference to Exhibit 19.02 to the quarterly report on Form 10-Q of Wheelabrator Technologies Inc.
           for the quarter ended June 30, 1991)
 10.26     Waste Management International plc Share Option Plan (incorporated by reference to Exhibit 10.1 to the registration statement on Form
           F-1 of Waste Management International plc, Registration No. 33-
           46511)
 10.27     Amendment dated as of December 6, 1991 to the WTI 1986 Stock Plan
           (incorporated by reference to Exhibit 19.01 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.28     Amendment dated as of December 6, 1991 to the WTI 1988 Stock Plan
           (incorporated by reference to Exhibit 19.02 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.29     Amendment dated as of December 6, 1991 to the Restricted Unit Plan for Non-Employee Directors of Wheelabrator Technologies Inc.
           (incorporated by reference to Exhibit 19.05 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.)
 10.30     First Amended and Restated International Business Opportunities
           Agreement by and among registrant, Chemical Waste Management, Inc.,
           Wheelabrator Technologies Inc., Waste Management International,
           Inc., Waste Management International plc and Rust International
           Inc., dated as of January 1, 1993 (incorporated by reference to
           Exhibit 28 to the registration statement on Form S-3 of Wheelabrator
           Technologies Inc., Registration No. 33-59606)

--------
   *In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

                                     EX-3

           NUMBER AND DESCRIPTION OF EXHIBIT*
           ----------------------------------
 10.31     Amendment dated as of January 28, 1994 relating to the International
           Business Opportunities Agreement (incorporated by reference to
           Exhibit 10.19 to the 1993 annual report on Form 10-K of Chemical
           Waste Management, Inc.)
 10.32     Chemical Waste Management, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the 1991 annual report on Form 10-K of Chemical Waste Management, Inc.)
 10.33     Amendment dated as of July 10, 1995 to the International Business
           Opportunities Agreement (incorporated by reference to Exhibit 10 to the quarterly report on Form 10-Q of Wheelabrator Technologies Inc.
           for the quarter ended September 30, 1995)
 11.       None
 12.       Computation of ratio of earnings to fixed charges
 13.1      Management's Discussion and Analysis of Results of Operations and
           Financial Condition
 13.2      Financial Statements, Supplementary Data and Report of Independent
           Public Accountants
 14.       Inapplicable
 15.       Inapplicable
 16.       None
 17.       Inapplicable
 18.       None
 19.       Inapplicable
 20.       Inapplicable
 21.       List of subsidiaries of registrant
 22.       Inapplicable
 23.       Consent of Independent Public Accountants
 24.       None
 25.       Inapplicable
 26.       Inapplicable
 27.       Financial Data Schedule
 28.       None

--------
   *In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

                                     EX-4