Form 10-Q
period 1996-03-31
WMX TECHNOLOGIES INC
filed 1996-05-15
CIK 104938

================================================================================
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ___ ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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


                           YES  X             NO
                               ___               ___


         SHARES OF REGISTRANT'S COMMON STOCK, $1 PAR VALUE, ISSUED AND
                 OUTSTANDING, AT APRIL 30, 1996 -- 496,135,356



- --------------------------------------------------------------------------------
================================================================================

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----


                                                                         PAGE
                                                                         ----
PART I. Financial Information:


Consolidated balance sheets as of December 31, 1995, and
     March 31, 1996...................................................     3


Consolidated statements of income for the three months
     ended March 31, 1995 and 1996....................................     5


Consolidated statements of stockholders' equity for the three months
     ended March 31, 1995 and 1996....................................     6


Consolidated statements of cash flows for the three months
     ended March 31, 1995 and 1996....................................     8


Notes to consolidated financial statements............................     9


Management's discussion and analysis of results of operations
     and financial condition..........................................     14


PART II.  Other Information...........................................     20


                                     ******

                         PART I. FINANCIAL INFORMATION

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                ($000's omitted)

                                     ASSETS


                                                          December 31, 1995  March 31, 1996
                                                          -----------------  ---------------

CURRENT ASSETS:
  Cash and cash equivalents                                  $   189,031       $   106,732
  Short-term investments                                          36,243            24,636
  Accounts receivable, less reserve of $66,840 in 1995
   and $67,706 in 1996                                         1,880,934         1,866,852
  Employee receivables                                             8,787             9,720
  Parts and supplies                                             210,864           205,164
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                      334,786           341,245
  Prepaid expenses                                               360,404           393,482
                                                             -----------       -----------

     Total Current Assets                                    $ 3,021,049       $ 2,947,831
                                                             -----------       -----------

PROPERTY AND EQUIPMENT, at cost:
  Land, primarily disposal sites                             $ 4,575,117       $ 4,738,622
  Buildings                                                    1,572,821         1,516,524
  Vehicles and equipment                                       7,498,718         7,650,049
  Leasehold improvements                                          87,986            89,958
                                                             -----------       -----------

                                                             $13,734,642       $13,995,153

Less - Accumulated depreciation and amortization              (3,968,943)       (4,137,686)
                                                             -----------       -----------

     Total Property and Equipment, Net                       $ 9,765,699       $ 9,857,467
                                                             -----------       -----------

OTHER ASSETS:
  Intangible assets relating to acquired businesses, net     $ 4,205,031       $ 4,430,274
  Sundry, including other investments                          1,572,977         1,590,510
  Net assets of discontinued operations                          130,552           119,305
                                                             -----------       -----------

     Total Other Assets                                      $ 5,908,560       $ 6,140,089
                                                             -----------       -----------

           Total Assets                                      $18,695,308       $18,945,387
                                                             ===========       ===========

The accompanying notes are an integral part of these balance sheets.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          December 31, 1995     March 31,1996
                                                          ------------------    --------------
CURRENT LIABILITIES:
  Portion of long-term debt payable within one year           $ 1,094,165         $ 1,315,189
  Accounts payable                                              1,072,372             846,712
  Accrued expenses                                                991,539           1,001,742
  Unearned revenue                                                263,029             258,151
                                                              -----------         -----------

           Total Current Liabilities                          $ 3,421,105         $ 3,421,794
                                                              -----------         -----------


DEFERRED ITEMS:
  Income taxes                                                $   956,525         $ 1,005,765
  Environmental liabilities                                       622,952             583,072
  Other                                                           684,452             677,801
                                                              -----------         -----------

           Total Deferred Items                               $ 2,263,929         $ 2,266,638
                                                              -----------         -----------


LONG-TERM DEBT, less portion payable within one year          $ 6,420,610         $ 6,385,833
                                                              -----------         -----------

MINORITY INTEREST IN SUBSIDIARIES                             $ 1,385,366         $ 1,346,160
                                                              -----------         -----------

COMMITMENTS AND CONTINGENCIES                                 $                   $
                                                              -----------         -----------

PUT OPTIONS                                                   $   261,959         $   261,959
                                                              -----------         -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $l par value (issuable in series);
    50,000,000 shares authorized; none outstanding
    during the periods                                        $         -         $         -
  Common stock, $l par value; 1,500,000,000 shares
    authorized; 498,817,093 shares issued in 1995
    and 506,057,872 in 1996                                       498,817             506,058
  Additional paid-in capital                                      422,801             646,866
  Cumulative translation adjustment                              (102,943)           (112,482)
  Retained earnings                                             4,486,877           4,596,164
                                                              -----------         -----------

                                                              $ 5,305,552         $ 5,636,606

Less: 1988 Employee Stock Ownership Plan                           13,062              11,395
      Employee Stock Benefit Trust (11,769,788
        shares in 1995 and 11,408,128 shares
        in 1996, at market)                                       350,151             362,208
                                                              -----------         -----------

           Total Stockholders' Equity                         $ 4,942,339         $ 5,263,003
                                                              -----------         -----------

             Total Liabilities and Stockholders'
               Equity                                         $18,695,308         $18,945,387
                                                              ===========         ===========

The accompanying notes are an integral part of these balance sheets.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                      FOR THE THREE MONTHS ENDED MARCH 31

                                  (Unaudited)

                    (000's omitted except per share amounts)


                                             1995           1996
                                          ----------     ----------
REVENUE                                   $2,445,185     $2,417,191
                                          ----------     ----------

  Operating expenses                      $1,683,950     $1,679,923

  Special charges                            140,600              -

  Goodwill amortization                       29,510         31,564

  Selling and administrative expenses        287,530        286,886

  Interest expense                           106,523         99,315

  Interest income                             (8,886)        (6,842)

  Minority interest                           29,314         28,075

  Sundry income, net                         (16,921)       (17,359)
                                          ----------     ----------

  Income from continuing operations
  before income taxes                     $  193,565     $  315,629

  Provision for income taxes                  92,273        130,451
                                          ----------     ----------

  Income from continuing operations       $  101,292     $  185,178

  Loss from operations of discontinued
   businesses, less applicable income
   taxes and minority interest of
   $91 in 1995                                   (47)             -
                                          ----------     ----------

NET INCOME                                $  101,245     $  185,178
                                          ==========     ==========

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING              484,814        489,913
                                          ==========     ==========

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE

Continuing operations                     $     0.21     $     0.38
Discontinued operations                            -              -
                                          ----------     ----------

NET INCOME                                $     0.21     $     0.38
                                          ==========     ==========

DIVIDENDS DECLARED PER SHARE              $     0.15     $     0.15
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

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                                                                                              1988
                                                                                            Employee
                                       Additional     Cumulative                             Stock        Employee
                              Common     Paid-In     Translation    Retained    Treasury   Ownership       Stock
                              Stock      Capital      Adjustment    Earnings      Stock       Plan     Benefit Trust
                             --------  -----------   ------------  -----------  ---------  ----------  -------------
Balance, January 1, 1995     $496,387    $357,150     $(150,832)   $4,181,606     $ -        $19,729      $323,601
Net income for the period        -           -             -          101,245       -           -             -
Cash dividends ($.15 per
 share)                          -           -             -          (72,658)      -           -             -
Dividends paid to Employee
 Stock Benefit Trust             -          1,828          -           (1,828)      -           -             -
Stock issued upon exercise
 of stock options                   6      (1,415)         -            -          (323)        -           (5,674)
Treasury stock received in
 connection with exercise
 of stock options                -           -             -            -           323         -             -
Tax benefit of
 non-qualified
 stock options exercised         -            619          -            -           -           -             -
Contribution to 1988
 Employee Stock Ownership
 Plan                            -           -             -            -           -         (1,667)         -
Common stock issued upon
 conversion of Liquid
 Yield Option Notes                 2          27          -            -           -           -             -
Common stock issued for
 acquisitions                     184       4,966          -            -           -           -             -
Temporary equity related to
 put options                     -         11,133          -            -           -           -             -
Proceeds from sale of put
 options                         -          6,766          -            -           -           -             -
Settlement of expired put
 options                         -        (12,019)         -            -           -           -             -
Adjustment of Employee
 Stock Benefit Trust to
 market value                    -         16,787          -            -           -           -           16,787
Transfer of equity
 interests among controlled
 subsidiaries                    -            587          -            -           -           -             -
Cumulative translation
 adjustment of foreign
 currency statements             -           -           48,568         -           -           -             -
                             --------    --------     ---------    ----------     -----      -------      --------

Balance, March 31, 1995      $496,579    $386,429     $(102,264)   $4,208,365     $ -        $18,062      $334,714
                             ========    ========     =========    ==========     =====      =======      ========

The accompanying notes are an integral part of this statement.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                                                                                                   1988
                                                                                                 Employee
                                              Additional    Cumulative                             Stock       Employee
                                    Common     Paid-In     Translation    Retained    Treasury   Ownership       Stock
                                    Stock      Capital      Adjustment    Earnings      Stock       Plan     Benefit Trust
                                   --------  -----------   ------------  -----------  ---------  ----------  --------------
Balance, January 1, 1996           $498,817    $422,801     $(102,943)    $4,486,877   $   -       $13,062      $350,151
Net income for the period              -           -             -           185,178       -          -             -
Cash dividends ($.15 per share)        -           -             -           (74,173)      -          -             -
Dividends paid to Employee
  Stock Benefit Trust                  -          1,718          -            (1,718)      -          -             -
Stock issued upon exercise
  of stock options                       48      (2,354)         -                 -     (1,814)      -          (10,969)
Treasury stock received in
  connection with exercise of
  stock options                        -           -             -                 -        714       -             -
Tax benefit of non-qualified
  stock options exercised              -          1,289          -                 -       -          -             -
Contribution to 1988 Employee
  Stock Ownership Plan                 -           -             -                 -       -        (1,667)         -
Treasury stock received as
  settlement for claims                -           -             -                 -      1,100       -             -
Common stock issued upon
  conversion of Liquid Yield
  Option Notes                          100       1,768          -                 -       -          -             -
Common stock issued for
  acquisitions                        7,093     198,618          -                 -       -          -             -
Adjustment of Employee Stock
  Benefit Trust to market value        -         23,026          -                 -       -          -           23,026
Cumulative translation adjust-
  ment of foreign currency
  statements                           -           -           (9,539)             -       -          -             -
                                   --------    --------     ---------     ----------   --------    -------      --------

Balance, March 31, 1996            $506,058    $646,866     $(112,482)    $4,596,164   $   -       $11,395      $362,208
                                   ========    ========     =========     ==========   ========    =======      ========


The accompanying notes are an integral part of this statement.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE THREE MONTHS ENDED MARCH 31

                          Increase (Decrease) in Cash

                                  (Unaudited)

                               ($000's omitted)

                                                         1995         1996
                                                       ---------    ---------
Cash flows from operating activities:
  Net income for the period                            $ 101,245    $ 185,178
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                      213,245      222,926
      Provision for deferred income taxes                 32,809       65,252
      Minority interest in subsidiaries                   29,302       28,075
      Interest on Liquid Yield Option Notes (LYONs)
        and WMX Subordinated Notes                         9,067        2,864
      Gain on sale of property and equipment              (1,899)      (2,431)
      Contribution to 1988 Employee Stock
        Ownership Plan                                     1,667        1,667
      Special charge, net of tax                          91,400           --

Changes in assets and liabilities, excluding effects
  of acquired companies:
    Receivables, net                                      79,778       31,434
    Other current assets                                 (79,887)     (31,351)
    Sundry other assets                                   (2,782)      17,976
    Accounts payable                                    (161,140)    (234,807)
    Accrued expenses and unearned revenue                 50,681        8,745
    Deferred items                                       (24,041)     (59,301)
    Minority interest in subsidiaries                      2,665        2,057
                                                       ---------    ---------
Net cash provided by operating activities              $ 342,110    $ 238,284
                                                       ---------    ---------

Cash flows from investing activities:
  Short-term investments                               $   6,480    $  11,607
  Capital expenditures                                  (261,680)    (280,551)
  Proceeds from sale of property and equipment            66,562       25,546
  Cost of acquisitions, net of cash acquired             (42,070)     (35,695)
  Other investments                                      (16,090)     (26,496)
  Acquisition of minority interests                       (2,251)          --
                                                       ---------    ---------
Net cash used for investing activities                 $(249,049)   $(305,589)
                                                       ---------    ---------

Cash flows from financing activities:
  Cash dividends                                       $ (72,658)   $ (74,173)
  Proceeds from issuance of indebtedness                 718,956      342,979
  Repayments of indebtedness                            (554,722)    (213,895)
  Proceeds from exercise of stock options, net             4,265        9,763
  Contributions from minority interests                   10,761        2,143
  Stock repurchases by subsidiaries                      (23,266)     (81,811)
  Proceeds from sale of put options                        6,766           --
  Settlement of put options                              (12,019)          --
                                                       ---------    ---------
Net cash provided by (used for) financing activities   $  78,083    $ (14,994)
                                                       ---------    ---------
Net increase (decrease) in cash and cash equivalents   $ 171,144    $ (82,299)
Cash and cash equivalents at beginning of period         123,348      189,031
                                                       ---------    ---------
Cash and cash equivalents at end of period             $ 294,492    $ 106,732
                                                       =========    =========

The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks and short-term investments with maturities of less than three months when purchased.

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest, net of amounts capitalized               $  98,093    $  96,451
    Income taxes, net of refunds received              $  36,087    $  31,538

Supplemental schedule of noncash investing and
  financing activities:
    LYONs converted into common stock of the Company   $      29    $   1,868
    Liabilities assumed in acquisitions of businesses  $  61,451    $  89,820
    Fair market value of Company stock issued for
      acquired businesses                              $   5,150    $ 205,711
    WMX Subordinated Notes issued for acquisition of
      CWM minority interest                            $ 436,830    $      --

The accompanying notes are an integral part of these statements.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                         ($000's omitted in all tables)



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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Future events could alter such estimates in the near term.

Certain amounts in previously issued financial statements have been restated to conform to 1996 classifications.


Income Taxes -

The following table sets forth the provision for income taxes for continuing operations for the three months ended March 31, 1995 and 1996:


                                        1995      1996
                                      --------  --------
Currently payable                      $60,021   $65,393
Deferred                                32,523    65,252
Amortization of deferred
   investment credit                      (271)     (194)
                                       -------   -------
                                       $92,273  $130,451
                                       =======  ========

Business Combinations -


During 1995, the Company and its principal subsidiaries acquired 136 businesses for $224,304,000 in cash (net of cash acquired) and notes, $77,689,000 of debt assumed, and 2,236,354 shares of the Company's common stock. Three of the aforementioned 1995 acquisitions, which otherwise met pooling of interests criteria, were not significant in the aggregate and, consequently, prior period financial statements were not restated. The remaining acquisitions were accounted for as purchases.

In January 1995, the Company acquired all of the approximately 21.4% of the outstanding shares of Chemical Waste Management, Inc. ("CWM") that it did not already own, for $436.8 million of convertible subordinated notes. In July 1995, the Company acquired all of the approximately 3.1 million shares of Rust International Inc. ("Rust") held by the public, for $16.35 per share in cash.

During the three months ended March 31, 1996, the Company and its principal subsidiaries acquired 45 businesses for $35,695,000 in cash (net of cash acquired) and notes, $31,379,000 of debt assumed, and 7,093,075 shares of the Company's common stock. These acquisitions were accounted for as purchases. The pro forma effect of the acquisitions made during 1995 and 1996 is not material.

Discontinued Operations -

In December 1995, the Rust Board of Directors approved a plan to sell or otherwise discontinue Rust's process engineering, construction, specialty contracting and similar lines of business and have Rust focus on its environmental and infrastructure engineering and consulting businesses. Rust engaged investment bankers to assist it in valuing and identifying and negotiating with potential buyers for the major business units to be sold. Negotiations are proceeding with a number of interested parties and Rust expects to complete the process in 1996.

The discontinued businesses have been segregated from continuing operations in the accompanying balance sheets and statements of income. Results of operations for the three months ended March 31, 1996, were not material and were included in the reserve for loss on disposition provided previously. Revenue from these businesses was $142.8 million for the three months ended March 31, 1996, and $159.7 million for the comparable period in 1995.

Accounting Principles -

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The change did not have a material impact on the Company's financial statements.

In October 1995, the Financial Accounting Standards Board issued FAS No. 123, "Accounting for Stock-Based Compensation," which the Company also must adopt in 1996. FAS 123 provides an optional new method of accounting for employee stock options and expands required disclosure about stock options. If the new method of accounting is not adopted, the Company will be required to disclose pro forma net income and earnings per share as if it were. The Company is studying FAS 123 and is gathering data necessary to calculate compensation in accordance with its provisions, but has not decided whether to adopt the new method or quantified its impact on the Company's financial statements.

Derivative Financial Instruments-

From time to time, the Company uses derivatives to manage interest rate, currency and commodity risk. Neither the amount of such instruments outstanding at any point in time nor gains or losses from their use has been material to the Company's financial statements.

INTEREST RATE AGREEMENTS Certain of the Company's subsidiaries have entered into interest rate swap agreements to balance fixed and floating rate debt in accordance with management's criteria. The agreements are contracts to exchange fixed and floating interest rate payments periodically over the term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received are recognized as a part of interest expense on the underlying debt over the life of the agreements.

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

The Company is exposed to credit loss in the event of non-performance by counterparties on interest rate, currency and commodity derivatives, but in all cases such counterparties are highly rated financial institutions and the Company does not anticipate non-performance. Maximum credit exposure is represented by the fair value of contracts with a positive fair value at March 31, 1996, which is not material.

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

As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the operating life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 106 sites listed on the Superfund National Priority List ("NPL"). The majority of the situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

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

The Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company subsidiary's having owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment. While the Company believes it has meritorious defenses to these lawsuits, their ultimate resolution is often substantially uncertain due to a number of factors, and it is possible such matters could have a material adverse impact on the Company's earnings for one or more quarters or years.

Stockholders' Equity -

The Boards of Directors of WMX and WTI have authorized their respective companies to repurchase shares of their own common stock (up to 25 million shares in the case of WMX and 20 million shares in the case of WTI) in the open market or in privately negotiated transactions. These programs extend into 1997. WTI has repurchased 3.8 million shares, including 3 million shares during the first quarter of 1996. Through the first quarter of 1996, WMX had not repurchased any shares under this program.

In conjunction with its authorized repurchase program, WMX periodically sells put options on its common stock. The put options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. Proceeds from the sale of the options are credited to additional paid-in capital. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares in lieu of repurchasing the stock. At March 31, 1996, put options were outstanding for 9.0 million shares at strike prices ranging from $27.34 to $31.45 per share. 4.3 million of these options subsequently expired unexercised as the price of the Company's stock was in excess of the strike price at maturity. The Company has sold and expects to continue to sell additional put options during 1996.

Commitments and Contingencies -

Waste Management International plc ("WM International") has received an assessment of approximately 417 million Krona (approximately $62 million) from the Swedish Tax Authority, relating to a transaction completed in 1990. WM International believes that all appropriate tax returns and disclosures were filed at the time of the transaction and intends to vigorously contest the assessment.

A subsidiary of WMI has been involved in litigation challenging a municipal zoning ordinance which restricted the height of its New Milford, Connecticut landfill to a level below that allowed by the permit previously issued by the Connecticut Department of Environmental Protection ("DEP"). WMI is presently under an order of the Superior Court to apply to the DEP for permission to remove all waste above the height allowed by the zoning ordinance. The Company believes that the removal of such waste is an inappropriate remedy and has appealed the Superior Court order to the state Supreme Court. The Company is unable to predict the outcome of this appeal or the nature and extent of the removal action that may ultimately be required. However, if the Superior Court order is not modified, the subsidiary could incur substantial costs, which could vary significantly depending upon the nature of any plan eventually approved by the applicable regulatory authorities, the actual volume of waste to be moved, and other factors, and which could have a material adverse effect on the Company's financial condition and results of operations in one or more future periods.

In the ordinary course of conducting its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust and environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have an impact on earnings for a particular quarter or year. The Company does not believe that these proceedings, individually or in the aggregate, are material to its business or financial condition.

Debt -

In April 1996, the Company issued $150,000,000 of 6.25% Notes due April 1, 1999, at a price of 99.972%. The Notes are not redeemable prior to maturity.

Also in April 1996, the Illinois Development Finance Authority issued and sold $69,795,000 of 4.625% Environmental Refunding Bonds (WMX Technologies, Inc.) Series 1996, maturing February 1, 1998, at a price of 100.291% plus accrued interest and loaned the proceeds to the Company. These Bonds were issued for the purpose of refunding all of the outstanding Illinois Development Finance Authority 7.75% Solid Waste Disposal Revenue Bonds (Waste Management, Inc. Project) Series 1988.

Legal Matters -

See Part II of this Form 10-Q for a discussion of legal matters.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS:


Consolidated -
- ------------

     For the three months ended March 31, 1996, WMX Technologies, Inc. and its subsidiaries ("WMX" or the "Company") had net income from continuing operations of $185.2 million or $.38 per share, compared with $101.3 million or $.21 per share in the same period in 1995. Revenue for the quarter was $2.42 billion versus $2.45 billion (restated to eliminate discontinued operations) in the year-earlier quarter.

     First quarter 1995 results included a pretax charge of $140.6 million recorded by the Company's Chemical Waste Management, Inc. ("CWM") subsidiary, primarily to revalue investments in certain hazardous waste treatment and processing technologies and facilities, which reduced earnings by $.19 per share.

     The Company has five primary operating subsidiaries: Waste Management, Inc. ("WMI"), CWM, Wheelabrator Technologies Inc. ("WTI"), Waste Management International plc ("WM International"), and Rust International Inc. ("Rust"). However, operations are managed on the basis of four principal global lines of business - waste services, clean energy, clean water, and environmental and infrastructure engineering and consulting. Revenue, operating expenses (excluding special charges), selling and administrative expense, and operating margin for each of the continuing business lines are set forth in the tables below (in millions):

                                                               Environmental &
                                                               Infrastructure
                                                                 Engineering
                               Waste        Clean      Clean         and
                             Services      Energy      Water      Consulting      Eliminations      Consolidated
                             --------      ------      -----      ----------      ------------      ------------
First Quarter 1996 -

Revenue                      $2,037.5      $203.3     $150.3        $110.1           $(84.0)          $2,417.2
Operating
 expenses                     1,454.0       132.6      118.9          90.0            (84.0)           1,711.5
Selling &
 admin. expenses                237.6        10.7       22.6          16.0                -              286.9
                             --------      ------     ------        ------           ------           --------
Margin                       $  345.9      $ 60.0     $  8.8        $  4.1           $    -           $  418.8
                             ========      ======     ======        ======           ======           ========


First Quarter 1995 -

Revenue                      $2,032.6      $251.2     $137.1        $108.4           $(84.1)          $2,445.2
Operating
 expenses                     1,433.2       169.9      110.0          84.5            (84.1)           1,713.5
Selling &
 admin. expenses                237.3        11.0       21.6          17.6                -              287.5
                             --------      ------     ------        ------           ------           --------
Margin                       $  362.1      $ 70.3     $  5.5        $  6.3           $    -           $  444.2
                             ========      ======     ======        ======           ======           ========

Waste Services -
- ----------------

     Waste services revenue by source for the first quarter of 1996 compared to the same quarter in 1995 is shown in the following table (in millions):

                                                          Percentage
                             1996          1995        Increase/(Decrease)
                           --------      --------      -------------------
North America
 Residential               $  312.4      $  293.1             6.6%
 Commercial                   405.0         394.3             2.7
 Rolloff and industrial       315.9         305.1             3.5
 Disposal, transfer
   and other*                 456.7         439.8             3.8
 Rust Industrial
   Services                   107.7         171.1           (37.1)
International                 439.8         429.2             2.5
                           --------      --------
      Total                $2,037.5      $2,032.6             0.2%
                           ========      ========           =====

*Includes hazardous waste revenue of $125.2 million in 1996 and $130.5 million in 1995.


     North American solid waste revenue grew 4.8% for the first quarter of 1996 compared to the same period in 1995. Price increases accounted for 0.5 to 1.0% of revenue growth; a decline in recyclable commodity prices caused a 1.0% loss in revenue that partially offset price increases of 1.5 to 2.0% in other solid waste business. Volume increases accounted for 2.0 to 2.5% revenue growth while acquisitions accounted for 1.5 to 2.0%. Industrial services revenue in 1995 included Rust's environmental remediation business, which was exchanged in May 1995 for an approximately 37% equity interest in OHM Corporation. International waste services revenue increased 2.5% for the first quarter of 1996 compared to the first quarter of 1995, a result of price (1.5%), volume (-2.8%), acquisitions (1.9%) and currency translation (1.9%).

     Revenue from all segments of the waste services business was negatively impacted by severe winter weather in many areas of the United States and most of northern Europe during the first quarter of 1996. In addition, as noted above, prices for recyclable commodities, which can vary significantly from year to year, were approximately 50% lower during the first quarter of 1996 than during the first quarter of 1995. Volumes at WM International's Hong Kong hazardous waste incinerator have declined since the Hong Kong government introduced a pricing mechanism in March 1995, that requires generators to absorb a portion of the disposal cost for their waste. Pricing in Europe continued to be negatively impacted by highly competitive conditions in France, softness in segments of the hazardous waste market, and lower prices on rebids of municipal contracts in Italy.

     Operating expenses were 71.4% of first quarter 1996 revenue compared to 70.5% in the first quarter of 1995. The increase was a function of the severe weather, which hampered operations, and the decline in the price of recyclable commodities. Selling and administrative expenses remained constant between years, both in dollars and as a percentage of revenue.

Clean Energy -
- ---------------

     Revenue declined to $203.3 million in the first quarter of 1996 compared to $251.2 million in the first quarter of 1995. The majority of the decrease relates to construction revenue from the Lisbon, Connecticut trash-to-energy plant included in the 1995 quarter; the plant has subsequently been completed and began commercial operations in January 1996. Revenue from existing energy facilities also decreased, a result of a number of factors including lower spot pricing for trash disposal in areas of Florida and the timing of scheduled maintenance at certain domestic facilities.

     Operating expenses declined slightly as a percentage of revenue in the first quarter of 1996 compared to the same 1995 quarter, primarily as a result of the 1995 Lisbon construction revenue carrying no profit margin. Selling and administrative expenses remained essentially flat in dollar terms, but increased as a percentage of revenue because of the lower 1996 revenue base. The 1996 operating margin was below the 1995 comparable quarter in dollar terms, but improved as a percentage of revenue to 29.5% from 28.0% a year earlier.

Clean Water -
- --------------

     Revenue for the first quarter grew $13.2 million to $150.3 million in 1996, a 10% increase compared to the prior year. Companies acquired in the previous twelve months provided $4.8 million or 36% of this increase. The balance was attributable to growth in existing operations, with biosolids and screen activity being particularly strong. The domestic industrial water process business experienced strong orders during the 1996 quarter, reversing the delays experienced late in 1995.

     Operating income grew $3.3 million, or 60%, to $8.8 million in the 1996 quarter compared to 1995. As a percentage of revenue, operating income increased from 4.0% in 1995 to 5.8% in 1996, due primarily to business mix and the benefits of consolidating office and manufacturing locations. Operating expenses declined slightly as a percentage of revenue due to a larger proportion of higher margin equipment and product sales, which offset weather-related declines in biosolids' margins. Selling and administrative expenses increased $1.0 million in 1996 compared to the first quarter of 1995, but decreased as a percentage of revenue from 15.7% to 15.0%.

Environmental and Infrastructure Engineering and Consulting -
- --------------------------------------------------------------

     Total revenue improved slightly to $110.1 million in the first quarter of 1996 compared to $108.4 million in the first quarter of 1995. However, domestic engineering and consulting fees (labor-based revenues) were $6.3 million less in 1996 than in 1995, with the shortfall offset by an increase in subcontract and other pass-through revenues that have little or no markup. As a result, operating expenses increased from 77.9% of revenue in 1995 to 81.7% in 1996.
The severe winter weather delayed client projects and reduced productivity. Selling and administrative expenses declined in 1996 compared to 1995 in both dollar terms and as a percentage of revenue as the Company realized benefits from cost-control programs and the consolidation of certain operating units.

Discontinued Operations -
- -------------------------

     In the fourth quarter of 1995, the Rust Board of Directors approved a plan to sell or otherwise discontinue Rust's process engineering, construction, specialty contracting and similar lines of business and have Rust focus on its environmental and infrastructure engineering and consulting businesses. Rust engaged investment bankers to assist it in valuing and identifying and negotiating with potential buyers for the major business units. Negotiations are proceeding with a number of interested parties and Rust expects to complete the process in 1996.

     The discontinued businesses have been segregated from continuing operations in the accompanying balance sheets and statements of income. Results of operations for the three months ended March 31, 1996, were not material and were included in the reserve for loss on disposition provided previously. Revenue from these businesses was $142.8 million for the three months ended March 31, 1996, and $159.7 million for the comparable period in 1995.

Interest -
- ----------

     The following table sets forth the components of consolidated interest, net, for the three months ended March 31, 1996 and 1995 (in millions):

                                     1996          1995
                                   --------      --------
     Interest expense                $116.5        $126.2
     Interest income                   (6.8)         (8.9)
     Capitalized interest             (17.2)        (19.7)
                                     ------        ------
      Interest expense, net          $ 92.5        $ 97.6
                                     ======        ======


     The lower net interest expense in 1996 was a function of lower rates, including the benefit of refinancing certain debt, offsetting a reduction in capitalized interest and the impact of debt incurred to buy back the public ownership of CWM and Rust during 1995. Capitalized interest declined as a result of continuing management effort to reduce capital expenditures.

Minority Interest -
- -------------------

     Minority interest declined in the first quarter of 1996 compared to the same period in 1995 as a result of the purchase of the public shares of CWM and Rust, and stock repurchases by WTI under the repurchase program discussed below under "Financial Condition - Capital Structure".

Accounting Principles -
- -----------------------

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of this standard did not have a material impact on the financial statements. The Financial Accounting Standards Board has also issued FAS No. 123 - Accounting for Stock-Based Compensation - which the Company must adopt in 1996. This statement provides an optional new method of accounting for employee stock options and expands required disclosure about stock options. If the new method of accounting is not adopted, the Company will be required to disclose pro forma net income and earnings per share as if it were. The Company is studying FAS No. 123 and is gathering data necessary to calculate compensation in accordance with its provisions, but has not decided whether to adopt the new method or quantified its impact on the financial statements.

Derivatives -
- -------------

     From time to time, the Company and certain of its subsidiaries use derivatives to manage currency, interest rate, and commodity (fuel) risk. Derivatives used are simple agreements which provide for payments based on the notional amount, with no multipliers or leverage. The Company's use of derivatives has not been and is not expected to be material with respect to financial condition or results of operations.

Environmental Liabilities -
- ---------------------------

     The majority of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the operating life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate its potential remedial liability at closed sites which it owns or operated, or to which it transported waste. While the Company believes it has adequately provided for its environmental liabilities, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities which could be material.

     From time to time, the Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company subsidiary's having owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment or, in certain cases, conducted environmental remediation activities at such sites. Some of such lawsuits may seek to have the Company or its subsidiaries pay the cost of groundwater monitoring and health care examinations of allegedly affected persons for a substantial period of time, even where no actual damage is proven. While the Company believes that it has meritorious defenses to these lawsuits, their ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs' circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other things. Accordingly, it is reasonably possible that such matters could have a material adverse impact on the Company's earnings for one or more fiscal quarters or years.

FINANCIAL CONDITION:

Liquidity and Capital Resources -
- ---------------------------------

     The Company had a working capital deficit of $474.0 million at March 31, 1996, compared to a deficit of $400.1 million at December 31, 1995. The Company operates in a service industry with neither significant inventory nor seasonal variations in receivables, and accordingly, minimizing working capital typically does not adversely affect operations.

     The Company has adopted a strategy of raising the level of "owner's cash flow", which it defines as cash flow from operating activities less net capital expenditures (other than acquisitions) and dividends. Such amounts are available to make acquisitions, reduce debt, or repurchase common stock. For 1996, owners' cash flow was originally expected to exceed $600 million. Although the first quarter amount was negative, results were consistent with budgeted levels, and as a result of a subsequent downward revision in expected capital expenditures, the Company now anticipates that 1996 owners' cash flow will exceed $700 million. In addition, management has established a goal of converting approximately $1 billion of non-core or underperforming assets into cash over the next 18 to 24 months.

Acquisitions and Capital Expenditures -
- ---------------------------------------

     Capital expenditures, excluding property and equipment of purchased businesses, were $280.6 million for the three months ended March 31, 1996, and $261.7 million for the comparable quarter in 1995. In addition, the Company and its principal subsidiaries acquired 45 businesses for $67.1 million in cash and debt (including debt assumed) and 7.1 million shares of WMX common stock during the first quarter of 1996. For the first quarter of 1995, 34 businesses were acquired for $47.9 million in cash and debt (including debt assumed) and .2 million shares of WMX common stock.

Capital Structure -
- -------------------

     The Boards of Directors of WMX and WTI have authorized their respective companies to repurchase shares of their own common stock (up to 25 million shares in the case of WMX and 20 million shares in the case of WTI) in the open market or in privately negotiated transactions. These programs extend into 1997. WTI has repurchased 3.8 million shares under its program, including 3.0 million shares during the first quarter of 1996. WMX had not repurchased any shares under its program as of March 31, 1996.

     In conjunction with its authorized repurchase program, WMX periodically sells put options on its common stock. The put options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. Proceeds from the sale of the options are credited to additional paid-in capital. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares in lieu of repurchasing the stock. At March 31, 1996, put options were outstanding for 9.0 million shares at strike prices ranging from $27.34 to $31.45 per share. Of these options, 4.3 million subsequently expired unexercised as the price of the Company's stock was in excess of the strike price at maturity. Subsequent to March 31, 1996, the Company sold additional put options and expects to continue to do so.

Contingencies -
- ---------------

     WM International has received an assessment of approximately 417 million Krona (approximately $62 million) from the Swedish Tax Authority, relating to a transaction completed in 1990. WM International believes that all appropriate tax returns and disclosures were filed at the time of the transaction and intends to vigorously contest the assessment.

     A subsidiary of WMI has been involved in litigation challenging a municipal zoning ordinance which restricted the height of its New Milford, Connecticut landfill to a level below that allowed by the permit previously issued by the Connecticut Department of Environmental Protection ("DEP"). WMI is presently under an order of the Superior Court to apply to the DEP for permission to remove all waste above the height allowed by the zoning ordinance. The Company believes that the removal of such waste is an inappropriate remedy and has appealed the Superior Court order to the state Supreme Court. The Company is unable to predict the outcome of this appeal or the nature and extent of the removal action that may ultimately be required. However, if the Superior Court order is not modified, the subsidiary could incur substantial costs, which could vary significantly depending upon the nature of any plan eventually approved by the applicable regulatory authorities, the actual volume of waste to be moved, and other factors, and which could have a material adverse effect on the Company's financial condition and results of operations in one or more future periods.

     In the ordinary course of conducting its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust and environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have an impact on earnings for a particular quarter or year. The Company does not believe that these proceedings, individually or in the aggregate, are material to its business or financial condition.

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         -----------------

     The majority of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject, or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal or trash-to-energy facilities. As of March 31, 1996, a Company subsidiary engaged in providing hazardous waste management services, was involved in one such proceeding where it is believed that sanctions involved may exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operation or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

     In March 1996, WTI entered into a consent order in an administrative proceeding brought by the United States Environmental Protection Agency in connection with certain alleged sulphur dioxide exceedences at a trash-to-energy facility operated by WTI in Westchester County, New York. The consent order provided for the payment by WTI of a civil penalty of $172,917. In settling these matters, WTI did not admit any violation of law.

ITEM 5.   Other Information.
          -----------------

     On May 10, 1996, the registrant announced that its Board of Directors has selected Phillip B. Rooney, currently the registrant's President and Chief Operating Officer, to become the registrant's Chief Executive Officer, effective June 7, 1996. Mr. Rooney will succeed Dean L. Buntrock, currently the Chairman of the Board and Chief Executive Officer of the registrant, who will retain his position as Chairman of the Board and will remain an active member of the registrant's senior management team.

ITEM 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

     (a)  Exhibits.

     The exhibits to this report are listed in the Exhibit Index elsewhere herein.

     (b)  Reports on Form 8-K.

     The registrant filed a report on Form 8-K dated February 5, 1996 reporting the issuance of a news release concerning the registrant's results of operations for the three months and year ended December 31, 1995 and the registrant's anticipated 1996 earnings growth rate.

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



May 14, 1996

                             WMX TECHNOLOGIES, INC.

                                 EXHIBIT INDEX


                  Number and Description of Exhibit*
                  ---------------------------------

                    2     None

                    3 By-laws of registrant, as amended and restated as of May 10, 1996

                    4     None

                    10    None

                    11    None

                    12    Computation of Ratios of Earnings to Fixed Charges

                    15    None

                    18    None

                    19    None

                    22    None

                    23    None

                    24    None

                    27    Financial Data Schedule

                    99    None




- ------------------
*    Exhibits not listed are inapplicable.