Form 10-Q
period 1996-06-30
WMX TECHNOLOGIES INC
filed 1996-08-12
CIK 104938

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



(MARK ONE)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                         --------    --------


                         COMMISSION FILE NUMBER 1-7327


                            WMX TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)



                DELAWARE                               36-2660763
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)


        3003 BUTTERFIELD ROAD,
         OAK BROOK, ILLINOIS                                    60521
     (Address of principal executive office)                  (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 572-8800


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                           YES  X             NO
                               ---               ---


   SHARES OF REGISTRANT'S COMMON STOCK, $1 PAR VALUE, ISSUED AND OUTSTANDING
                       AT JULY 31, 1996 --  491,074,822


================================================================================

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----


                                                                        PAGE
                                                                        ----
PART I. Financial Information:


Consolidated balance sheets as of December 31, 1995, and
     June 30, 1996...................................................    3


Consolidated statements of income for the three months and six months
     ended June 30, 1995 and 1996....................................    5


Consolidated statements of stockholders' equity for the six months
     ended June 30, 1995 and 1996....................................    6


Consolidated statements of cash flows for the six months
     ended June 30, 1995 and 1996....................................    8


Notes to consolidated financial statements...........................    9


Management's discussion and analysis of results of operations
     and financial condition.........................................    14


PART II.  Other Information..........................................    23



                                    ******

                         PART I. FINANCIAL INFORMATION

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                               ($000's omitted)

                                    ASSETS

                                                               December 31, 1995          June 30, 1996
                                                               -----------------          -------------
CURRENT ASSETS:
 Cash and cash equivalents                                       $   189,031               $   266,435
 Short-term investments                                               36,243                    25,878
 Accounts receivable, less reserve of $66,840 in 1995
  and $60,563 in 1996                                              1,880,934                 1,937,398
 Employee receivables                                                  8,787                    10,214
 Parts and supplies                                                  210,864                   204,551
 Costs and estimated earnings in excess of billings
  on uncompleted contracts                                           334,786                   368,164
 Prepaid expenses                                                    360,404                   376,485
                                                                 -----------               -----------
   Total Current Assets                                          $ 3,021,049               $ 3,189,125
                                                                 -----------               -----------
PROPERTY AND EQUIPMENT, at cost:
 Land, primarily disposal sites                                  $ 4,575,117               $ 4,816,183
 Buildings                                                         1,572,821                 1,542,161
 Vehicles and equipment                                            7,498,718                 7,795,265
 Leasehold improvements                                               87,986                    91,105
                                                                 -----------               -----------
                                                                 $13,734,642               $14,244,714

 Less - Accumulated depreciation and amortization                 (3,968,943)               (4,315,809)
                                                                 -----------               -----------
   Total Property and Equipment, Net                             $ 9,765,699               $ 9,928,905
                                                                 -----------               -----------
OTHER ASSETS:
 Intangible assets relating to acquired businesses, net          $ 4,205,031               $ 4,566,168
 Sundry, including other investments                               1,572,977                 1,619,639
 Net assets of discontinued operations                               130,552                         -
                                                                 -----------               -----------
   Total Other Assets                                            $ 5,908,560               $ 6,185,807
                                                                 -----------               -----------
    Total Assets                                                 $18,695,308               $19,303,837
                                                                 ===========               ===========

The accompanying notes are an integral part of these balance sheets.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 31, 1995         June 30, 1996
                                                           -----------------         -------------
CURRENT LIABILITIES:
  Portion of long-term debt payable within one year           $ 1,094,165            $   901,510
  Accounts payable                                              1,072,372                966,265
  Accrued expenses                                                991,539                940,943
  Unearned revenue                                                263,029                271,338
                                                              -----------            -----------
            Total Current Liabilities                         $ 3,421,105            $ 3,080,056
                                                              -----------            -----------
DEFERRED ITEMS:
  Income taxes                                                $   956,525            $ 1,070,774
  Environmental liabilities                                       622,952                590,403
  Other                                                           684,452                660,754
                                                              -----------            -----------
            Total Deferred Items                              $ 2,263,929            $ 2,321,931
                                                              -----------            -----------
LONG-TERM DEBT, less portion payable within one year          $ 6,420,610            $ 7,123,055
                                                              -----------            -----------
MINORITY INTEREST IN SUBSIDIARIES                             $ 1,385,366            $ 1,190,173
                                                              -----------            -----------
COMMITMENTS AND CONTINGENCIES                                 $                      $
                                                              -----------            -----------
PUT OPTIONS                                                   $   261,959            $   397,916
                                                              -----------            -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $l par value (issuable in series);
   50,000,000 shares authorized; none outstanding
   during the periods                                         $        -             $       -
  Common stock, $l par value; 1,500,000,000 shares
   authorized; 498,817,093 shares issued in 1995
   and 507,097,590 in 1996                                        498,817                507,098
  Additional paid-in capital                                      422,801                565,859
  Cumulative translation adjustment                              (102,943)              (108,530)
  Retained earnings                                             4,486,877              4,738,415
                                                              -----------            -----------
                                                              $ 5,305,552            $ 5,702,842
  Less: Treasury stock; 4,357,693 shares, at cost                      -                 145,879
        1988 Employee Stock Ownership Plan                         13,062                  9,729
        Employee Stock Benefit Trust (11,769,788
         shares in 1995 and 10,886,361 shares
         in 1996, at market)                                      350,151                356,528
                                                              -----------            -----------

            Total Stockholders' Equity                        $ 4,942,339            $ 5,190,706
                                                              -----------            -----------
                 Total Liabilities and Stockholders'
                  Equity                                      $18,695,308            $19,303,837
                                                              ===========            ===========

The accompanying notes are an integral part of these balance sheets.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                      FOR THE THREE MONTHS AND SIX MONTHS
                                 ENDED JUNE 30

                                  (Unaudited)

                   (000's omitted except per share amounts)


                                               Three Months               Six Months
                                              Ended June 30             Ended June 30
                                         -----------------------   -----------------------
                                            1995         1996         1995         1996
                                         ----------   ----------   ----------   ----------
REVENUE                                  $2,635,665   $2,618,125   $5,080,850   $5,035,316
                                         ----------   ----------   ----------   ----------

  Operating expenses                     $1,817,192   $1,815,274   $3,501,142   $3,495,197

  Special charges                                 -            -      140,600            -

  Goodwill amortization                      29,544       32,806       59,054       64,370

  Selling and administrative expenses       300,322      289,268      587,852      576,154

  Interest expense                          111,847       99,603      218,370      198,918

  Interest income                           (14,463)      (6,857)     (23,349)     (13,699)

  Minority interest                          40,117       32,179       69,431       60,254

  Sundry income, net                        (13,343)     (21,409)     (30,264)     (38,768)
                                         ----------   ----------   ----------   ----------

  Income from continuing operations
    before income taxes                  $  364,449   $  377,261   $  558,014   $  692,890

  Provision for income taxes                151,987      154,219      244,260      284,670
                                         ----------   ----------   ----------   ----------
  Income from continuing operations      $  212,462   $  223,042   $  313,754   $  408,220

  Income from operations of
    discontinued businesses, less
    applicable income taxes and
    minority interest of $6,382 and
    $6,474 for the three months and
    six months ended June 30, 1995,
    respectively                              6,665            -        6,618            -
                                         ----------   ----------   ----------   ----------
NET INCOME                               $  219,127   $  223,042   $  320,372   $  408,220
                                         ==========   ==========   ==========   ==========

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING             485,082      496,031      484,968      492,593
                                         ==========   ==========   ==========   ==========
EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE

Continuing operations                    $     0.44   $     0.45   $     0.65   $     0.83
Discontinued operations                        0.01            -         0.01            -
                                         ----------   ----------   ----------   ----------

NET INCOME                               $     0.45   $     0.45   $     0.66   $     0.83
                                         ==========   ==========   ==========   ==========

DIVIDENDS DECLARED PER SHARE             $     0.15   $     0.16   $     0.30   $     0.31
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

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                              FOR THE SIX MONTHS ENDED JUNE 30, 1995

                                                            (Unaudited)

                                             ($000's omitted except per share amounts)

                                                                                                            1988
                                                                                                          Employee
                                                  Additional    Cumulative                                  Stock        Employee
                                       Common      Paid-In      Translation    Retained      Treasury     Ownership        Stock
                                       Stock       Capital      Adjustment     Earnings        Stock         Plan      Benefit Trust
                                      --------    ----------   ------------   -----------    --------     ---------    -------------
Balance, January 1, 1995              $496,387     $357,150     $(150,832)    $4,181,606     $   -         $19,729       $323,601
Net income for the period                 -            -             -           320,372         -            -              -
Cash dividends ($.30 per share)           -            -             -          (145,376)        -            -              -
Dividends paid to Employee
  Stock Benefit Trust                     -           3,643          -            (3,643)        -            -              -
Stock issued upon exercise
  of stock options                          16       (1,959)         -              -            (329)        -            (7,801)
Treasury stock received in
  connection with exercise of
  stock options                           -            -             -              -             329         -              -
Tax benefit of non-qualified
  stock options exercised                 -             895          -              -            -            -
Contribution to 1988 Employee
  Stock Ownership Plan                    -            -             -              -            -          (3,334)          -
Common stock issued upon
  conversion of Liquid Yield
  Option Notes                             120        1,929          -              -            -            -              -
Common stock issued for
  acquisitions                             378       10,206          -              -            -            -              -
Temporary equity related to
  put options                             -          11,133          -              -            -            -              -
Proceeds from sale of put
  options                                 -           6,766          -              -            -            -              -
Settlement of expired put
  options                                 -         (12,019)         -              -            -            -              -
Adjustment of Employee Stock
  Benefit Trust to market value           -          27,389          -              -            -            -            27,389
Transfer of equity interests
  among controlled subsidiaries           -             598          -              -            -            -              -
Cumulative translation adjust-
  ment of foreign currency
  statements                              -            -           55,825           -            -             -             -
                                      --------     --------   -----------     ----------     --------      -------       --------
 Balance, June 30, 1995               $496,901     $405,731     $ (95,007)    $4,352,959     $   -         $16,395       $343,189
                                      ========     ========   ===========     ==========     ========      =======       ========

The accompanying notes are an integral part of this statement.



                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                                                                                                       1988
                                                                                                     Employee
                                                Additional    Cumulative                               Stock         Employee
                                     Common     Paid-In       Translation  Retained     Treasury     Ownership        Stock
                                     Stock      Capital       Adjustment   Earnings      Stock         Plan       Benefit Trust
                                     --------   ----------    -----------  --------    ----------   -----------   --------------

Balance, January 1, 1996             $498,817   $422,801      $(102,943)   $4,486,877   $   -        $13,062         $350,151
Net income for the period                -          -              -          408,220       -           -                -
Cash dividends ($.31 per share)          -          -              -         (153,222)      -           -                -
Dividends paid to Employee
 Stock Benefit Trust                     -         3,460           -           (3,460)      -           -                -
Stock repurchase
  (5,000,000 shares)                     -          -              -             -       168,305        -                -
Stock issued upon exercise
  of stock options                        217     (7,332)          -             -       (25,617)       -             (28,622)
Treasury stock received in
  connection with exercise of
  stock options                          -          -              -             -           791        -                -
Tax benefit of non-qualified
 stock options exercised                 -         4,999           -             -          -           -                -
Contribution to 1988 Employee
 Stock Ownership Plan                    -          -              -             -          -         (3,333)            -
Treasury stock received as
 settlement for claims                   -          -              -             -         2,400        -                -
Common stock issued upon
 conversion of Liquid Yield
 Option Notes                             107      1,893           -             -          -           -                -
Common stock issued for
 acquisitions                           7,957    226,222           -             -          -           -                -
Temporary equity related to
 put options                             -      (135,957)          -             -          -           -                -
Proceeds from sale of
 put options                             -        14,774           -             -          -           -                -
Adjustment of Employee Stock
 Benefit Trust to market value           -        34,999           -             -          -           -              34,999
Cumulative translation adjust-
 ment of foreign currency
 statements                              -          -            (5,587)         -          -           -                -
                                     --------   --------      ---------    ----------   --------     -------         --------
Balance, June 30, 1996               $507,098   $565,859      $(108,530)   $4,738,415   $145,879     $ 9,729         $356,528
                                     ========   ========      =========    ==========   ========     =======         ========

The accompanying notes are an integral part of this statement.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE SIX MONTHS ENDED JUNE 30

                          Increase (Decrease) in Cash

                                  (Unaudited)

                               ($000's omitted)

                                                             1995           1996
                                                         -------------  ------------
Cash flows from operating activities:
  Net income for the period                              $  320,372     $  408,220
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                          433,624        462,170
     Provision for deferred income taxes                    113,418        116,725
     Minority interest in subsidiaries                       70,939         60,254
     Interest on Liquid Yield Option Notes (LYONs)
       and WMX Subordinated Notes                            17,365          5,737
     Contribution to 1988 Employee Stock
       Ownership Plan                                         3,334          3,333
     Special charge, net of tax                              91,400              -

  Changes in assets and liabilities, excluding effects
   of acquired companies:
     Receivables, net                                        (5,852)       (30,391)
     Other current assets                                   (59,401)       (43,864)
     Sundry other assets                                     48,770        (16,939)
     Accounts payable                                       (43,910)      (114,635)
     Accrued expenses and unearned revenue                  (38,699)       (68,449)
     Deferred items                                         (33,227)       (55,029)
     Other, net                                             (10,498)           738
                                                         ----------     ----------

Net cash provided by operating activities                $  907,635     $  727,870
                                                         ----------     ----------

Cash flows from investing activities:
  Short term investments                                 $  (65,847)    $   10,371
  Capital expenditures                                     (584,988)      (577,791)
  Proceeds from sale of assets and businesses               131,853        146,901
  Cost of acquisitions, net of cash acquired               (119,648)       (57,911)
  Other investments                                         (54,123)       (45,232)
  Acquisition of minority interests                         (26,799)      (329,653)
                                                         ----------     ----------

Net cash used for investing activities                   $ (719,552)    $ (853,315)
                                                         ----------     ----------

Cash flows from financing activities:
  Cash dividends                                         $ (145,376)    $ (153,222)
  Proceeds from issuance of indebtedness                  1,128,278      1,366,124
  Repayments of indebtedness                             (1,140,402)      (906,535)
  Proceeds from exercise of stock options, net                5,858         46,333
  Contributions from minority interests                      13,348          3,680
  Stock repurchases                                               -       (168,305)
  Proceeds from sale of put options                           6,766         14,774
  Settlement of put options                                 (12,019)             -
                                                         ----------     ----------

Net cash provided by (used for) financing activities     $ (143,547)    $  202,849
                                                         ----------     ----------

Net increase in cash and cash equivalents                $   44,536     $   77,404
Cash and cash equivalents at beginning of period            123,348        189,031
                                                         ----------     ----------
Cash and cash equivalents at end of period               $  167,884     $  266,435
                                                         ==========     ==========

The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks and short-term investments with maturities of less than three months when purchased.

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest, net of amounts capitalized                 $  202,722     $  193,181
    Income taxes, net of refunds received                $  144,377     $  147,372
Supplemental schedule of noncash investing and
  financing activities:
    LYONs converted into common stock of the Company     $    2,049     $    2,000
    Liabilities assumed in acquisitions of businesses    $  107,740     $   97,952
    Fair market value of Company stock issued for
      acquired businesses                                $   10,584     $  234,179
    WMX Subordinated Notes issued for acquisition of
     CWM minority interest                               $  436,830     $        -

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

Income Taxes -

The following table sets forth the provision for income taxes for continuing operations for the three months and six months ended June 30, 1995 and 1996:


                                Three Months          Six Months
                                Ended June 30        Ended June 30
                            --------------------  --------------------
                              1995       1996       1995       1996
                            ---------  ---------  ---------  ---------
Currently payable            $ 69,859   $102,940   $129,880   $168,333
Deferred                       82,399     51,473    114,922    116,725
Amortization of deferred
  investment credit              (271)      (194)      (542)      (388)
                             --------   --------   --------   --------
                             $151,987   $154,219   $244,260   $284,670
                             ========   ========   ========   ========


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

During the six months ended June 30,1996, the Company and its principal subsidiaries acquired 67 businesses for $57,911,000 in cash (net of cash acquired) and notes, $34,885,000 of debt assumed, and 7,956,606 shares of the Company's common stock. These acquisitions were accounted for as purchases. The pro forma effect of the acquisitions made during 1995 and 1996 is not material.

Discontinued Operations -

In the fourth quarter of 1995, the Rust Board of Directors approved a plan to sell or otherwise discontinue Rust's process engineering, construction, specialty contracting and similar lines of business and have Rust focus on its environmental and infrastructure consulting businesses. During the second quarter of 1996, the sale of the industrial process engineering and construction business, based in Birmingham, Alabama, was completed. Rust is currently negotiating the sales of certain other businesses, the remaining assets of which are not material to the consolidated balance sheet. The results of these transactions, which are expected to be completed by the end of 1996, will not have a material impact on the consolidated statement of income.

Revenue from the discontinued businesses (through the date of sale for units sold) was $67.0 million for the three months and $209.8 million for the six months ended June 30, 1996, compared with $220.4 million for the three-month and $380.1 million for the six-month periods in 1995. Results of operations for the three months and six months ended June 30, 1996, were not material and were included in the reserve for loss on disposition provided previously.

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

The Company is exposed to credit loss in the event of non-performance by counterparties on interest rate, currency and commodity derivatives, but in all cases such counterparties are highly rated financial institutions and the Company does not anticipate non-performance. Maximum credit exposure is represented by the fair value of contracts with a positive fair value at June 30, 1996, which is not material.

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

As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the operating life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 107 sites listed on the Superfund National Priority List ("NPL"). The majority of the situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

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

Stockholders' Equity -

The Boards of Directors of WMX and WTI have authorized their respective companies to repurchase shares of their own common stock (up to 25 million shares in the case of WMX and 20 million shares in the case of WTI) in the open market or in privately negotiated transactions. These programs extend into 1997. WTI has repurchased 19.2 million shares under its program, including 15.4 million in the second quarter and 18.4 million shares during the first six months of 1996. WMX has repurchased 5.0 million shares, all during the second quarter of 1996.

In conjunction with its authorized repurchase program, WMX periodically sells put options on its common stock. The put options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. Proceeds from the sale of the options are credited to additional paid-in capital. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares in lieu of repurchasing the stock. At June 30, 1996, put options were outstanding for 12.5 million shares, 4.7 million of which subsequently expired unexercised as the price of the Company's stock was in excess of the strike price at maturity. The remaining options expire in October and November of 1996 with strike prices of $33.45 to $35.17 per share.

Commitments and Contingencies -

Waste Management International plc ("WM International") has received an assessment of approximately 417 million Krona (approximately $63 million) from the Swedish Tax Authority, relating to a transaction completed in 1990. WM International believes that all appropriate tax returns and disclosures were filed at the time of the transaction and intends to vigorously contest the assessment.

A subsidiary of WMI has been involved in litigation challenging a municipal zoning ordinance which restricted the height of its New Milford, Connecticut landfill to a level below that allowed by the permit previously issued by the Connecticut Department of Environmental Protection ("DEP"). WMI is presently under an order of the Superior Court to apply to the DEP for permission to remove all waste above the height allowed by the zoning ordinance. The Company believes that the removal of such waste is an inappropriate remedy and has appealed the Superior Court order to the state Supreme Court. The Company is unable to predict the outcome of this appeal or the nature and extent of any removal action that may ultimately be required. However, if the Superior Court order is not modified, the subsidiary could incur substantial costs, which could vary significantly depending upon the nature of any plan eventually approved by the applicable regulatory authorities, the actual volume of waste to be moved, and other factors, and which could have a material adverse effect on the Company's financial condition and results of operations in the near term.

In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its solid waste regulatory flow control system, which was held to be unconstitutional. Flow control typically involves a governmental authority specifying the disposal site for all solid waste generated within its borders. The New Jersey ruling is one of a number of similar court rulings since a 1994 U.S. Supreme Court decision that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Other subsequent court decisions have upheld nonregulatory means by which municipalities may effectively control the flow of solid waste. Federal legislation has been proposed, but not enacted, to essentially grandfather existing flow control mandates.

WTI's Gloucester County, New Jersey, trash-to-energy facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. The Federal District Court stayed its injunction for as long as its ruling is on appeal, plus an additional period of two years, to enable the State to devise an alternative nondiscriminatory approach. The Company believes that the State is considering an appeal of the District Court decision.

To date, court decisions with regard to flow control have not had a material adverse effect on the Company's operations. However, given the surrounding uncertainty, it is not possible to predict what impact, if any, this matter may have in the future on the Company's disposal facilities, particularly WTI's trash-to-energy facilities.

In the ordinary course of conducting its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust and environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have an impact on earnings for a particular quarter or year. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on its results of operations or financial condition.

Debt -

In May 1996, the Company issued $200,000,000 of 6.7% Notes due May 1, 2001, at a price of 99.828%. In June 1996, the Company issued $200,000,000 of 7 1/8% Notes due June 15, 2001, at a price of 99.875%. Neither of these issues is redeemable prior to maturity.

In July 1996, the Company issued $450,000,000 of 7.1% Notes due August 1, 2026, at a price of 99.945%. These notes are not callable and include a put option on August 1, 2003.

Legal Matters -

See Part II of this Form 10-Q for a discussion of legal matters.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        ($000's omitted in all tables)


RESULTS OF OPERATIONS:

CONSOLIDATED -
- --------------

     For the three months ended June 30, 1996, WMX Technologies, Inc. and its subsidiaries ("WMX" or the "Company") had net income from continuing operations of $223.0 million or $.45 per share, compared with $212.5 million or $.44 per share in the same period in 1995. Net income was $.45 per share for both quarters. Second quarter 1995 income from continuing operations and net income included a charge of approximately $.01 per share for the write-off of deferred costs related to debt securities previously issued by the Company and its Chemical Waste Management, Inc. ("CWM") subsidiary that were put to the Company by the debtholders prior to maturity.

     Revenue for the 1996 quarter was $2.62 billion versus $2.64 billion (restated to eliminate discontinued operations) in the year-earlier period.

     For the six months ended June 30, 1996, income from continuing operations was $408.2 million or $.83 per share, versus $313.8 million or $.65 per share for the corresponding period in 1995. The 1995 results included a CWM charge related to a revaluation of investments in certain hazardous waste treatment and processing technologies and facilities, which reduced consolidated earnings in the first quarter by $.19 per share. Excluding that charge and the charge related to debt securities discussed above, earnings per share from continuing operations for the six months ended June 30, 1995, were $.85. Net income was $.83 for the six months of 1996 compared with $.66 ($.86 excluding the charges discussed above) for the first six months of 1995. Revenue for the periods was $5.04 billion in 1996 and $5.08 billion in 1995.

     The Company provides environmental services internationally through five principal operating subsidiaries: Waste Management, Inc. ("WMI"), CWM, Wheelabrator Technologies Inc. ("WTI"), Waste Management International plc ("WM International") and Rust International Inc. ("Rust"). However, operations are managed on the basis of four global lines of business--waste services, clean energy, clean water, and environmental and infrastructure consulting. Revenue, operating expenses (excluding special charges), selling and administrative expenses, and operating margins for the continuing businesses are set forth by business line in the tables below:

                                  Waste         Clean      Clean                                     Consoli-
                                 Services      Energy      Water      Consulting    Eliminations      dated
                                ----------    --------    --------    ----------    ------------    ----------
                                                         Three Months Ended June 30
                                ------------------------------------------------------------------------------
1996 -
- ------
Revenue                         $2,204,738    $215,583    $162,960     $123,233       $(88,389)     $2,618,125
Operating expenses               1,571,011     137,094     128,980       99,384        (88,389)      1,848,080
Selling and admin. expenses        241,439       9,125      22,605       16,099             --         289,268
                                ----------    --------    --------     --------       --------      ----------
Margin                          $  392,288    $ 69,364    $ 11,375     $  7,750       $     --      $  480,777
                                ==========    ========    ========     ========       ========      ==========

1995 -
- ------
Revenue                         $2,217,204    $221,062    $164,213     $117,146       $(83,960)     $2,635,665
Operating expenses               1,564,937     143,703     129,167       91,689        (82,760)      1,846,736
Selling and admin. expenses        248,476      10,933      22,811       18,102             --         300,322
                                ----------    --------    --------     --------       --------      ----------
Margin                          $  403,791    $ 66,426    $ 12,235     $  7,355       $ (1,200)     $  488,607
                                ==========    ========    ========     ========       ========      ==========

                                  Waste         Clean      Clean                                     Consoli-
                                 Services      Energy      Water      Consulting    Eliminations      dated
                                ----------    --------    --------    ----------    ------------    ----------
                                                           Six Months Ended June 30
                                ------------------------------------------------------------------------------
1996 -
- ------
Revenue                         $4,242,252    $418,845    $313,220     $233,337      $(172,338)     $5,035,316
Operating expenses               3,024,995     269,663     247,878      189,369       (172,338)      3,559,567
Selling and admin. expenses        478,996      19,825      45,193       32,140             --         576,154
                                ----------    --------    --------     --------      ---------      ----------
Margin                          $  738,261    $129,357    $ 20,149     $ 11,828      $      --      $  899,595
                                ==========    ========    ========     ========      =========      ==========

1995 -
- ------
Revenue                         $4,249,829    $472,294    $301,248     $225,548      $(168,069)     $5,080,850
Operating expenses               2,998,149     313,592     239,140      176,184       (166,869)      3,560,196
Selling and admin. expenses        485,811      21,970      44,393       35,678             --         587,852
                                ----------    --------    --------     --------      ---------      ----------
Margin                          $  765,869    $136,732    $ 17,715     $ 13,686      $  (1,200)     $  932,802
                                ==========    ========    ========     ========      =========      ==========

Waste Services -
- ----------------
     Operating results for the three months and six months ended June 30 were as follows:

                                      Three Months                 Six Months
                                ------------------------    ------------------------
                                   1996          1995          1996          1995
                                ----------    ----------    ----------    ----------
Revenue                         $2,204,738    $2,217,204    $4,242,252    $4,249,829
Operating expenses               1,571,011     1,564,937     3,024,995     2,998,149
Selling and admin. expenses        241,439       248,476       478,996       485,811
                                ----------    ----------    ----------    ----------
Margin                          $  392,288    $  403,791    $  738,261    $  765,869
                                ==========    ==========    ==========    ==========


     Revenue by source for the three months and six months ended June 30 is shown in the following table:

                                                Three Months                             Six Months
                                    -------------------------------------   -------------------------------------
                                                              Percentage                              Percentage
                                       1996         1995      Incr/(Decr)      1996         1995      Incr/(Decr)
                                    ----------   ----------   -----------   ----------   ----------   -----------
North America
    Residential                     $  319,418   $  304,307        5.0%     $  631,835   $  597,394        5.8%
    Commercial                         419,188      408,089        2.7         824,232      802,400        2.7
    Rolloff and industrial             360,002      343,299        4.9         675,849      648,382        4.2
    Disposal, transfer and other*      528,008      549,194       (3.9)        984,665      988,957       (0.4)
    Industrial services                113,686      150,148      (24.3)        221,417      321,309      (31.1)
International                          464,436      462,167        0.5         904,254      891,387        1.4
                                    ----------   ----------                 ----------   ----------
  Total                             $2,204,738   $2,217,204       (0.6)%    $4,242,252   $4,249,829       (0.2)%
                                    ==========   ==========      =====      ==========   ==========      =====

     *Includes hazardous waste revenue of $127,754 and $252,938, respectively, for the three month and six month periods of 1996 and $161,455 and $291,936 for the comparable 1995 periods.

  North American solid waste revenue grew 3.8% for the second quarter of 1996 compared to the second quarter of 1995, and 4.3% for the 1996 six months compared to the same period in 1995. Revenue growth was inhibited by a substantial decline in prices for recyclable commodities in 1996; average pricing over the first six months of 1996 was less than 45% of 1995 levels and for the second quarter declined from $160 per ton in 1995 to $54 per ton in 1996. The Company has responded by reducing its processing of lower grades of paper, adjusting the capacity of its recycling operations, and continually striving to reduce processing costs and improve the marketing of commodities. Despite these efforts, the Company has been unable to replace the profits associated with the stronger commodity market in 1995.

  Price increases in solid waste collection and disposal provided North American revenue growth of approximately 2% for the quarter, but this was offset by reduced commodity prices that negatively impacted revenue by 2 to 2.5%. Volume caused revenue growth of 2 to 2.5% in the quarter and acquisitions 1.5 to 2%. For the six months, revenue growth was driven by volume (2 to 2.5%) and acquisitions (1.5 to 2%). Pricing was essentially flat as recyclable commodity price declines offset price increases in collection and disposal.

  Industrial services revenue in 1995 included the Rust environmental remediation business, which was exchanged in May 1995, for an approximately 37% equity interest in OHM Corporation. The remediation business had 1995 revenue of $22.0 million in the second quarter and $62.2 million for the year-ago period through the date of its sale.

  International waste services revenue increased 0.5% in the second quarter of 1996 and 1.4% for the six months compared with the same periods in 1995. Revenue growth in approximately equal proportions from price increases and acquisitions was largely offset by volume declines slightly in excess of 3%, primarily in France, Germany, Italy, the Netherlands and Hong Kong. International operations were also negatively impacted by lower commodity prices, although to a lesser extent than in North America because of higher disposal fees and taxes in Europe. The impact of currency translation was relatively insignificant for both the quarter and the six months.

  Operating expenses were 71.3% of revenue for the 1996 quarter compared with 70.6% for the second quarter of 1995, and 71.4% for the first quarter of 1996. Depressed commodity prices, higher fuel costs, low margin construction revenue on the West Kowloon transfer station in Hong Kong, and volume declines in Europe more than offset the benefits of continued productivity improvements and caused the increase in the 1996 second quarter compared to the same 1995 period. Sequentially, operating expenses declined slightly, primarily a result of improved weather. Selling and administrative expenses declined from 11.2% of revenue in the second quarter of 1995 and 11.6% in the first quarter of 1996 to 11.0% in the quarter ended June 30, 1996. The improvement resulted from a streamlining of the international organization and continuing productivity enhancements on a global basis.

Clean Energy -
- --------------

  Operating results for the three months and six months ended June 30 were as follows:

                         Three Months         Six Months
                      ------------------  ------------------
                        1996      1995      1996      1995
                      --------  --------  --------  --------

Revenue               $215,583  $221,062  $418,845  $472,294
Operating expenses     137,094   143,703   269,663   313,592
Selling and
 admin. expenses         9,125    10,933    19,825    21,970
                      --------  --------  --------  --------

Margin                $ 69,364  $ 66,426  $129,357  $136,732
                      ========  ========  ========  ========

  Revenue declined to $215.6 million in the second quarter of 1996, from $221.1 million in the second quarter of 1995. Revenue growth from the Lisbon, Connecticut, waste-to-energy plant, which began commercial operations in January 1996, an industrial cogeneration facility acquired in Martell, California, and increased electric purchases by the utility customer of the Company's California independent power facilities was more than offset by the absence of construction revenue from the Lisbon facility, which contributed $8.6 million in the second quarter of 1995, and a continuing revenue decline in the clean air business, which is included in this segment. Air business revenue declined 19% compared with the second quarter of 1995, reflecting continuing industry-wide weakness in the face of regulatory uncertainties. For the six months, segment revenue declined $53.5 million to $418.8 million, due to the foregoing factors as well as lower spot pricing for trash disposal in the first quarter of 1996 in areas of Florida.

  Operating expenses were 63.6% of revenue for the three months ended June 30, 1996, compared with 65.0% of revenue during the June 30, 1995 quarter. This improvement resulted primarily from the absence of construction revenue on the Lisbon facility, which had no associated margin. Selling and administrative expenses declined to 4.2% of 1996 second quarter revenue from 5.0% of revenue in the comparable quarter of 1995. Improved air business results and lower energy development expense were responsible for the improvement. For the six months ended June 30, operating expenses were 64.4% of revenue in 1996 and 66.4% of revenue in 1995, while selling and administrative expenses were 4.7% of revenue in 1996 compared with 4.6% in 1995. The lower operating expense percentage was again largely the result of the absence of no-margin Lisbon construction revenue.

Clean Water -
- -------------

  Operating results for the three months and six months ended June 30 were as follows:

                                   Three Months         Six Months
                                ------------------  ------------------
                                  1996      1995      1996      1995
                                --------  --------  --------  --------

Revenue                         $162,960  $164,213  $313,220  $301,248
Operating expenses               128,980   129,167   247,878   239,140
Selling and
 admin. expenses                  22,605    22,811    45,193    44,393
                                --------  --------  --------  --------

Margin                          $ 11,375  $ 12,235  $ 20,149  $ 17,715
                                ========  ========  ========  ========

  Second quarter 1996 revenue of $163.0 million was down slightly from the $164.2 million in the second quarter of 1995, as lower revenue from North American and European water process businesses more than offset growth from acquisitions made during the past twelve months. Water process business revenues were negatively impacted by a large project being completed in 1995 and the timing of contract execution on orders booked late in 1995 and early in 1996. In addition, European revenue was negatively impacted by a weak German economy and a stronger dollar. First half segment revenue grew $12.0 million to $313.2 million in 1996 from $301.2 million in 1995. Acquisitions accounted for approximately $9.0 million of the growth with the balance coming from strong biosolids and contract operations and the Asian market, partially offset by the lower water process revenue in Europe and North America.

  Operating expenses were virtually unchanged in the second quarter of 1996 compared with the same period of 1995, but increased as a percentage of revenue to 79.1% from 78.7% in the previous year. Selling and administrative expenses were constant between years in both dollars and as a percentage of revenue. For the first six months of 1996, both operating expenses and selling and administrative expenses increased slightly in dollars but declined slightly as a percentage of revenue. The increase in selling and administrative costs was due largely to the growth of Asian operations.

Environmental and Infrastructure Consulting -
- ----------------------------------------------

  Operating results for the three months and six months ended June 30 were as follows:

                         Three Months         Six Months
                      ------------------  ------------------
                        1996      1995      1996      1995
                      --------  --------  --------  --------

Revenue               $123,233  $117,146  $233,337  $225,548
Operating expenses      99,384    91,689   189,369   176,184
Selling and
 admin. expenses        16,099    18,102    32,140    35,678
                      --------  --------  --------  --------

Margin                $  7,750  $  7,355  $ 11,828  $ 13,686
                      ========  ========  ========  ========

  Revenue grew to $123.2 million in the second quarter of 1996 compared with $117.1 million for the same period in 1995. However, labor-based revenues were $3.7 million less in 1996 than in 1995, with the shortfall offset by an increase in subcontract and other pass-through revenues that have little or no markup.
As a result, operating expenses increased from 78.3% of revenue in 1995 to 80.6% of revenue in the 1996 quarter. Selling and administrative expenses declined in both dollars and as a percentage of revenue during the 1996 second quarter when compared with the same period in 1995 as the Company realized benefits from cost control programs and the consolidation of certain operating units. For the six months ended June 30, 1996, revenue was $233.3 million compared with $225.5 million in 1995, but again, the labor-based revenue was $10.0 million less in the 1996 period than in 1995, resulting in operating expenses increasing as a percentage of revenue. In addition, severe winter weather delayed client projects and reduced productivity in the first quarter of 1996. Selling and administrative expenses declined for the first six months of 1996 compared with the same period in 1995, and as a percentage of revenue were 13.8% compared with 15.8% in the prior year, a result of the factors discussed above.

Discontinued Operations -
- -------------------------

  In the fourth quarter of 1995, the Rust Board of Directors approved a plan to sell or otherwise discontinue Rust's process engineering, construction, specialty contracting and similar lines of business and have Rust focus on its environmental and infrastructure consulting businesses. During the second quarter of 1996, the sale of the industrial process engineering and construction business, based in Birmingham, Alabama, was completed. Rust is currently negotiating the sales of certain other businesses, the remaining assets of which are not material to the consolidated balance sheet. The results of these transactions, which are expected to be completed by the end of 1996, will not have a material impact on the consolidated statement of income.

  Revenue from the discontinued businesses (through the date of sale for units sold) was $67.0 million for the three months and $209.8 million for the six months ended June 30, 1996, compared with $220.4 million for the three-month and $380.1 million for the six-month periods in 1995. Results of operations for the three months and six months ended June 30, 1996, were not material and were included in the reserve for loss on disposition provided previously.

Interest -
- -----------

  The following table sets forth the components of consolidated interest, net, for the three months and six months ended June 30, 1996 and 1995:

                               Three Months           Six Months
                            -------------------   -------------------
                              1996       1995       1996       1995
                            --------   --------   --------   --------

Interest expense            $117,100   $131,146   $233,589   $257,405
Interest income               (6,857)   (14,463)   (13,699)   (23,349)
Capitalized interest         (17,497)   (19,299)   (34,671)   (39,035)
                            --------   --------   --------   --------

   Interest expense, net    $ 92,746   $ 97,384   $185,219   $195,021
                            ========   ========   ========   ========

  The lower net interest expense in 1996 is a function of lower rates, including the benefit of refinancing certain debt, offsetting a reduction in capitalized interest and the impact of debt incurred to buy back the public ownership of CWM and Rust during 1995. Capitalized interest has declined as a result of continuing management effort to reduce capital expenditures.

  In the second quarter of 1996, WMX repurchased 5.0 million shares of its common stock and WTI repurchased 15.4 million of its shares (see "Financial Condition- Capital Structure" below). The debt incurred to fund these purchases will increase interest expense during the last half of 1996.

Minority Interest -
- --------------------

  Minority interest declined in the second quarter and first six months of 1996 compared with the same periods in 1995 as a result of the purchase of the public shares of CWM and Rust in 1995, and stock repurchases by WTI, which have increased the WMX ownership of WTI to approximately 65% at June 30, 1996.

Accounting Principles -
- ------------------------

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

Derivatives -
- --------------

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

Environmental Liabilities -
- ---------------------------

  The majority of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the operating life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate its potential remedial liability at closed sites which it owned or operated or to which it transported waste. While the Company believes it has adequately provided for its environmental liabilities, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities which could be material.

  From time to time, the Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company subsidiary having owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment or, in certain cases, conducted environmental remediation activities at such sites. Some of such lawsuits may seek to have the Company or its subsidiaries pay the cost of groundwater monitoring and health care examinations of allegedly affected persons for a substantial period of time, even where no actual damage is proven. While the Company believes that it has meritorious defenses to these lawsuits, their ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs' circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other things. Accordingly, it is reasonably possible that such matters could have a material adverse impact on the Company's earnings for one or more fiscal quarters or years.

FINANCIAL CONDITION:

Liquidity and Capital Resources -
- ----------------------------------

  The Company operates in a service industry with neither significant inventory nor seasonal variation in receivables. Its primary source of liquidity is cash flow from operations, and accordingly, minimizing working capital typically does not adversely affect operations. The Company had working capital of $109.1 million at June 30, 1996, compared with a deficit of $400.1 million at December 31, 1995. Cash and cash equivalents increased $77.4 million and net accounts receivable increased $56.5 million during the first six months of 1996. Other current assets were largely unchanged during the period. Accounts payable and accrued expenses decreased $156.7 million, while current debt declined as a result of refinancing, on a long-term basis, debt maturing during 1996 and commercial paper.

  The Company has adopted a strategy of raising the level of "owners' cash flow", which it defines as cash flow from operating activities less net capital expenditures (other than acquisitions) and dividends. Such amounts are available to make acquisitions, reduce debt, or repurchase common stock. For 1996, owners' cash flow is expected to exceed $700 million. In the second quarter of 1996, management also established a goal of converting approximately $1 billion of non-core or underperforming assets into cash by mid-1998.

Acquisitions and Capital Expenditures -
- ----------------------------------------

  Capital expenditures, excluding property and equipment of purchased businesses, were $577.8 million for the six months ended June 30, 1996, and $585.0 million for the comparable period in 1995. In addition, the Company and its principal subsidiaries acquired 67 businesses for $92.8 million in cash and debt (including debt assumed) and 8.0 million shares of WMX common stock during the first six months of 1996. For the first half of 1995, 59 businesses were acquired for $119.6 million in cash and debt (including debt assumed) and 0.4 million shares of WMX common stock. The pro forma effect of acquisitions made during 1995 and 1996 is not material.

Capital Structure -
- -------------------

  The Boards of Directors of WMX and WTI have authorized their respective companies to repurchase shares of their own common stock (up to 25 million shares in the case of WMX and 20 million shares in the case of WTI) in the open market or in privately negotiated transactions. These programs extend into 1997. WTI repurchased 19.2 million shares under its program, including 15.4 million in the second quarter and 18.4 million during the first six months of 1996. WMX had repurchased 5.0 million shares through June 30, 1996, all during the second quarter of the current year.

  In conjunction with its authorized repurchase program, WMX periodically sells put options on its own common stock. The put options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. Proceeds from the sale of the options are credited to additional paid-in capital. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares in lieu of repurchasing the stock. At June 30, 1996, put options were outstanding on 12.5 million shares, 4.7 million of which subsequently expired unexercised as the price of the Company's stock was in excess of the strike price at maturity. The remaining options expire in October and November of 1996 with strike prices of $33.45 to $35.17 per share.

  Excluding debt of acquired companies and the impact of currency translation, net debt increased $172.2 million in the second quarter and $436.2 million during the first six months of 1996. The increase was primarily a result of the share repurchases by the Company and WTI.

Contingencies -
- ---------------

  WM International has received an assessment of approximately 417 million Krona (approximately $63 million) from the Swedish Tax Authority, relating to a transaction completed in 1990. WM International believes that all appropriate tax returns and disclosures were filed at the time of the transaction and intends to vigorously contest the assessment. There have been no significant developments in regard to this matter during the first six months of 1996.

  A subsidiary of WMI has been involved in litigation challenging a municipal zoning ordinance which restricted the height of its New Milford, Connecticut, landfill to a level below that allowed by the permit previously issued by the Connecticut Department of Environmental Protection ("DEP"). The WMI subsidiary is presently under an order of the Superior Court to apply to the DEP for permission to remove all waste above the height allowed by the zoning ordinance. The Company believes that the removal of such waste is an inappropriate remedy and has appealed the Superior Court order to the Connecticut Supreme Court. The Company is unable to predict the outcome of this appeal or the nature and extent of any removal action that might ultimately be required. However, if the Superior Court order is not modified, the subsidiary could incur substantial costs, which could vary significantly depending upon the nature of any plan eventually approved by the applicable regulatory authorities, the actual volume of waste to be moved, and other factors, and which could have a material adverse effect on the Company's financial condition and results of operations in the near term.

  In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its solid waste regulatory flow control system, which was held to be unconstitutional. Flow control typically involves a governmental authority specifying the disposal site for all solid waste generated within its borders. The New Jersey ruling is one of a number of similar court rulings since a 1994 U.S. Supreme Court decision that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Other subsequent court decisions have upheld nonregulatory means by which municipalities may effectively control the flow of solid waste. Federal legislation has been proposed, but not enacted, to essentially grandfather existing flow control mandates.

  WTI's Gloucester County, New Jersey, trash-to-energy facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. The Federal District Court stayed its injunction for as long as its ruling is on appeal, plus an additional period of two years, to enable the State to devise an alternative nondiscriminatory approach. The Company believes that the State is considering an appeal of the District Court decision.

  To date, court decisions with regard to flow control have not had a material adverse effect on the Company's operations. However, given the surrounding uncertainty, it is not possible to predict what impact, if any, this matter may have in the future on the Company's disposal facilities, particularly WTI's trash-to-energy facilities.

  In the ordinary course of conducting it business, the Company becomes involved in lawsuits, administrative proceedings, and governmental investigations, including antitrust and environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have an impact on earnings for a particular quarter or year. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on its results of operations or financial condition.

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         -----------------

     The majority of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject, or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal or trash-to-energy facilities. As of June 30, 1996, neither the Company nor any of its subsidiaries was involved in any such proceeding where it is believed that sanctions involved may exceed $100,000. Subject to the discussion below concerning the Company's New Milford, Connecticut landfill, the Company believes that these matters will not have a material adverse effect on its results of operation or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

     In May 1996, a Company subsidiary paid a civil penalty of $203,000 to settle an administrative proceeding brought by the United States Environmental Protection Agency involving alleged failure by the subsidiary in 1985 to test incoming loads of polychlorinated biphenyl wastes at the subsidiary's Model City, New York facility. In settling this matter, the subsidiary did not admit any violation of law.

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

ITEM 4.  Submission of Matters to Vote of Security Holders.
         -------------------------------------------------

     At the Company's annual meeting of stockholders on May 10, 1996, a proposal to elect the nominees listed in the following table as directors of the Company was submitted to a vote of the Company's stockholders. The following table also shows the results of voting as to each nominee:

           Nominee                       Votes For      Votes Withheld
           -------                       ---------      --------------

Pastora San Juan Cafferty                414,927,357    7,058,941
Donald F. Flynn                          414,188,389    7,797,909
James R. Peterson                        414,849,973    7,136,325
Phillip B. Rooney                        414,785,295    7,201,003

     At the same meeting, a proposal to ratify the appointment of Arthur Andersen LLP as independent auditors for 1996 and stockholder proposals urging that the Board of Directors of the Company (i) establish a policy that members of the Board are to refrain from accepting consulting or other fees from the Company while they serve on the Board and (ii) take the necessary steps to elect all Company directors annually, were submitted to the Company's stockholders. The ratification of the appointment of auditors was approved, while both stockholder proposals were defeated.

                                       Votes                        Broker
   Proposal         Votes For         Against    Abstentions      Non-Votes
   --------         ---------         -------    -----------    --------------
Ratification
 of Auditors      420,162,786       1,162,636        660,474               402

Stockholder
 Proposals

 (i) Policy on
      fees        110,889,499     250,760,609      8,818,674        51,517,516

 (ii) Annual
      director
      election    166,947,330     199,101,882      4,413,573        51,523,513


ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (a)  Exhibits.

     The exhibits to this report are listed in the Exhibit Index elsewhere herein.

     (b)  Reports on Form 8-K.

     The Company filed a report on Form 8-K dated June 10, 1996 reporting the issuance of a news release stating that due to continuing weakness in prices for recyclable paper fiber and an expectation that recycling markets will not improve in the near term, (i) the Company's Waste Management, Inc. subsidiary was adjusting the capacity of its North American recycling operations to respond to the nation's weak recycling economy and (ii) the Company's second quarter earnings were expected to fall in the range of $.45 to $.47 per share and the year was expected to be in the range of $1.85 to $1.90 per share.

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


                           WMX TECHNOLOGIES, INC.



                                          /s/ JAMES E. KOENIG
                                ---------------------------------------
                                James E. Koenig - Senior Vice President
                                  and Chief Financial Officer



August 12, 1996

                             WMX TECHNOLOGIES, INC.

                                 EXHIBIT INDEX


                      Number and Description of Exhibit/*/
                      ---------------------------------

                        2    None

                        3    None

                        4    None

                        10   None

                        11   None

                        12   Computation of Ratios of Earnings to Fixed
                             Charges

                        15   None

                        18   None

                        19   None

                        22   None

                        23   None

                        24   None

                        27   Financial Data Schedule

                        99   None

- --------------------------
/*/ Exhibits not listed are inapplicable.