Form 10-Q
period 1996-09-30
WMX TECHNOLOGIES INC
filed 1996-11-08
CIK 104938

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM __________ TO __________


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


         SHARES OF REGISTRANT'S COMMON STOCK, $1 PAR VALUE, ISSUED AND
                OUTSTANDING, AT OCTOBER 31, 1996 -- 485,121,646

================================================================================

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----


                                                                          PAGE
                                                                          ----
PART I. Financial Information:


Consolidated balance sheets as of December 31, 1995, and
     September 30, 1996................................................     3


Consolidated statements of income for the three months and nine months
     ended September 30, 1995 and 1996.................................     5


Consolidated statements of stockholders' equity for the nine months
     ended September 30, 1995 and 1996.................................     6


Consolidated statements of cash flows for the nine months
     ended September 30, 1995 and 1996.................................     8


Notes to consolidated financial statements.............................     9


Management's discussion and analysis of results of operations
     and financial condition...........................................    14


PART II.  Other Information............................................    21


                                    ******

                         PART I. FINANCIAL INFORMATION

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                               ($000's omitted)

                                    ASSETS

                                                          December 31, 1995   September 30, 1996
                                                          -----------------   ------------------

CURRENT ASSETS:
  Cash and cash equivalents                                  $   189,031         $   270,836
  Short-term investments                                          36,243              24,224
  Accounts receivable, less reserve of $66,840 in 1995
    and $64,051 in 1996                                        1,880,934           1,953,985
  Employee receivables                                             8,787              10,768
  Parts and supplies                                             210,864             190,026
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                     334,786             379,875
  Prepaid expenses                                               360,404             352,395
                                                             -----------         -----------

        Total Current Assets                                 $ 3,021,049         $ 3,182,109
                                                             -----------         -----------

PROPERTY AND EQUIPMENT, at cost:
  Land, primarily disposal sites                             $ 4,575,117         $ 4,950,951
  Buildings                                                    1,572,821           1,545,297
  Vehicles and equipment                                       7,498,718           7,719,341
  Leasehold improvements                                          87,986              94,362
                                                             -----------         -----------

                                                             $13,734,642         $14,309,951

Less - Accumulated depreciation and amortization              (3,968,943)         (4,454,389)
                                                             -----------         -----------

        Total Property and Equipment, Net                    $ 9,765,699         $ 9,855,562
                                                             -----------         -----------

OTHER ASSETS:
  Intangible assets relating to acquired businesses, net     $ 4,205,031         $ 4,557,113
  Sundry, including other investments                          1,572,977           1,747,154
  Net assets of discontinued operations                          130,552                   -
                                                             -----------         -----------

        Total Other Assets                                   $ 5,908,560         $ 6,304,267
                                                             -----------         -----------

            Total Assets                                     $18,695,308         $19,341,938
                                                             ===========         ===========

The accompanying notes are an integral part of these balance sheets.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        December 31, 1995   September 30, 1996
                                                        -----------------   ------------------

CURRENT LIABILITIES:
  Portion of long-term debt payable within one year        $ 1,094,165         $   765,957
  Accounts payable                                           1,072,372             877,060
  Accrued expenses                                             991,539           1,115,882
  Unearned revenue                                             263,029             278,788
                                                           -----------         -----------

        Total Current Liabilities                          $ 3,421,105         $ 3,037,687
                                                           -----------         -----------


DEFERRED ITEMS:
  Income taxes                                             $   956,525         $ 1,059,362
  Environmental liabilities                                    622,952             553,439
  Other                                                        684,452             659,854
                                                           -----------         -----------

        Total Deferred Items                               $ 2,263,929         $ 2,272,655
                                                           -----------         -----------


LONG-TERM DEBT, less portion payable within one year       $ 6,420,610         $ 7,226,448
                                                           -----------         -----------

MINORITY INTEREST IN SUBSIDIARIES                          $ 1,385,366         $ 1,228,001
                                                           -----------         -----------

COMMITMENTS AND CONTINGENCIES                              $                   $
                                                           -----------         -----------

PUT OPTIONS                                                $   261,959         $   304,139
                                                           -----------         -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $l par value (issuable in series);
    50,000,000 shares authorized; none outstanding
    during the periods                                     $         -         $         -
  Common stock, $l par value; 1,500,000,000 shares
    authorized; 498,817,093 shares issued in 1995
    and 507,101,774 in 1996                                    498,817             507,102
  Additional paid-in capital                                   422,801             659,388
  Cumulative translation adjustment                           (102,943)           (100,345)
  Retained earnings                                          4,486,877           4,904,027
                                                           -----------         -----------

                                                           $ 5,305,552         $ 5,970,172
Less: Treasury stock; 10,287,741 shares, at cost                     -             331,213
      1988 Employee Stock Ownership Plan                        13,062               8,062
      Employee Stock Benefit Trust (11,769,788
        shares in 1995 and 10,886,361 shares
        in 1996, at market)                                    350,151             357,889
                                                           -----------         -----------

            Total Stockholders' Equity                     $ 4,942,339         $ 5,273,008
                                                           -----------         -----------

                 Total Liabilities and Stockholders'
                   Equity                                  $18,695,308         $19,341,938
                                                           ===========         ===========

The accompanying notes are an integral part of these balance sheets.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

            FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30

                                  (Unaudited)

                   (000's omitted except per share amounts)

                                             Three Months                Nine Months
                                          Ended September 30          Ended September 30
                                       ------------------------    ------------------------
                                          1995          1996          1995          1996
                                       ----------    ----------    ----------    ----------
REVENUE                                $2,619,227    $2,690,619    $7,700,077    $7,725,935
                                       ----------    ----------    ----------    ----------

  Operating expenses                   $1,794,619    $1,851,478    $5,295,761    $5,346,675

  Special charges                               -             -       140,600             -

  Goodwill amortization                    29,667        34,205        88,721        98,575

  Selling and administrative
    expenses                              291,421       288,429       879,273       864,583

  Interest expense                        104,733        94,887       323,103       293,805

  Interest income                          (8,262)       (5,711)      (31,611)      (19,410)

  Minority interest                        38,022        32,620       107,453        92,874

  Sundry income, net                      (23,441)      (23,771)      (53,705)      (62,539)
                                       ----------    ----------    ----------    ----------

  Income from continuing operations
    before income taxes                $  392,468    $  418,482    $  950,482    $1,111,372

  Provision for income taxes              161,667       173,276       405,927       457,946
                                       ----------    ----------    ----------    ----------

  Income from continuing operations    $  230,801    $  245,206    $  544,555    $  653,426


  Income from operations of
    discontinued businesses, less
    applicable income taxes and
    minority interest of $3,456 and
    $9,930 for the three months and
    nine months ended September 30,
    1995, respectively                      3,047             -         9,665             -
                                       ----------    ----------    ----------    ----------

NET INCOME                             $  233,848    $  245,206    $  554,220    $  653,426
                                       ==========    ==========    ==========    ==========

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING           486,286       490,693       485,495       491,712
                                       ==========    ==========    ==========    ==========

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE

Continuing operations                  $     0.47    $     0.50    $     1.12    $     1.33
Discontinued operations                      0.01             -          0.02             -
                                       ----------    ----------    ----------    ----------

NET INCOME                             $     0.48    $     0.50    $     1.14    $     1.33
                                       ==========    ==========    ==========    ==========

DIVIDENDS DECLARED PER SHARE           $     0.15    $     0.16    $     0.45    $     0.47
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

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                                                                                                    1988
                                                                                                  Employee
                                                  Additional Cumulative                            Stock         Employee
                                      Common       Paid-In   Translation   Retained    Treasury   Ownership       Stock
                                      Stock        Capital   Adjustment    Earnings    Stock        Plan      Benefit Trust
                                     --------     --------   ----------- ----------   ---------   ---------   -------------
Balance, January 1, 1995             $496,387     $357,150   $(150,832)  $4,181,606   $       -     $19,729        $323,601
Net income for the period                   -            -           -      554,220           -           -               -
Cash dividends ($.45 per share)             -            -           -     (218,350)          -           -               -
Dividends paid to Employee
 Stock Benefit Trust                        -        5,439           -       (5,439)          -           -               -
Stock issued upon exercise
 of stock options                          39       (2,705)          -            -      (1,348)          -         (11,522)
Treasury stock received in
 connection with exercise of
 stock options                              -            -           -            -         332           -               -
Tax benefit of non-qualified
 stock options exercised                    -        1,422           -            -           -           -               -
Contribution to 1988 Employee
 Stock Ownership Plan                       -            -           -            -           -       (5,000)             -
Treasury stock received as
  settlement for claims                     -            -           -            -       1,016            -              -
Common stock issued upon
 conversion of Liquid Yield
 Option Notes                             127        2,060           -            -           -            -              -
Common stock issued for
 acquisitions                           1,964        8,984           -            -           -            -              -
Temporary equity related to
 put options                                -       (1,670)          -            -           -            -              -
Proceeds from sale of put
 options                                    -       14,013           -            -           -            -              -
Settlement of expired put
 options                                    -      (12,019)          -            -           -            -              -
Adjustment of Employee Stock
 Benefit Trust to market value              -       29,087           -            -           -            -         29,087
Transfer of equity interests
 among controlled subsidiaries              -          529           -            -           -            -              -
Cumulative translation adjust-
 ment of foreign currency
 statements                                 -            -      54,972            -           -            -              -
                                     --------     --------   ---------   ----------   ---------   ----------       --------

Balance, September 30, 1995          $498,517     $402,290   $ (95,860)  $4,512,037   $       -     $ 14,729       $341,166
                                     ========     ========   =========   ==========   =========   ==========       ========

The accompanying notes are an integral part of this statement.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                                                                                                          1988
                                                                                                        Employee
                                                   Additional   Cumulative                                Stock       Employee
                                        Common      Paid-In     Translation   Retained     Treasury     Ownership       Stock
                                        Stock       Capital     Adjustment    Earnings       Stock        Plan      Benefit Trust
                                       --------    ----------   ----------   ----------    --------     ---------   -------------
Balance, January 1, 1996               $498,817     $422,801    $(102,943)   $4,486,877    $   -         $13,062      $350,151
Net income for the period                  -            -            -          653,426        -            -             -
Cash dividends ($.47 per share)            -            -            -         (231,074)       -            -             -
Dividends paid to Employee
  Stock Benefit Trust                      -           5,202         -           (5,202)       -            -             -
Stock repurchase
  (11,100,000 shares)                      -            -            -             -        359,172         -             -
Stock issued upon exercise
  of stock options                          217       (8,323)        -             -        (31,149)        -          (28,622)
Treasury stock received in
  connection with exercise of
  stock options                            -            -            -             -            791         -             -
Tax benefit of non-qualified
  stock options exercised                  -           5,378         -             -           -            -             -
Contribution to 1988 Employee
  Stock Ownership Plan                     -            -            -             -           -          (5,000)         -
Treasury stock received as
  settlement for claims                    -            -            -             -          2,450         -             -
Common stock issued upon conversion
  of Liquid Yield Option Notes              111        1,968         -             -           -            -             -
Stock issued for acquisitions             7,957      221,820         -             -            (51)        -             -
Temporary equity related to
  put options                              -         (42,180)        -             -           -            -             -
Proceeds from sale of
  put options                              -          16,362         -             -           -            -             -
Adjustment of Employee Stock
  Benefit Trust to market value            -          36,360         -             -           -            -           36,360
Cumulative translation adjust-
  ment of foreign currency
  statements                               -            -           2,598          -           -            -             -
                                       --------     --------    ---------    ----------    --------      -------      --------
Balance, September 30, 1996            $507,102     $659,388    $(100,345)   $4,904,027    $331,213      $ 8,062      $357,889
                                       ========     ========    =========    ==========    ========      =======      ========

The accompanying notes are an integral part of this statement.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30

                          Increase (Decrease) in Cash

                                  (Unaudited)

                               ($000's omitted)

                                                            1995         1996
                                                        -----------   -----------
Cash flows from operating activities:
  Net income for the period                             $   554,220   $   653,426
  Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation and amortization                        661,461       694,952
       Provision for deferred income taxes                  199,806       154,643
       Minority interest in subsidiaries                    109,604        92,874
       Interest on Liquid Yield Option Notes (LYONs)
         and WMX Subordinated Notes                          20,173         8,422
       Contribution to 1988 Employee Stock
         Ownership Plan                                       5,000         5,000
       Special charge, net of tax                            91,400             -

Changes in assets and liabilities, excluding effects
  of acquired companies:
       Receivables, net                                      (6,649)      (54,980)
       Other current assets                                 (55,512)        6,694
       Sundry other assets                                   25,707        (6,668)
       Accounts payable                                     (92,689)     (205,074)
       Accrued expenses and unearned revenue                 10,582        89,060
       Deferred items                                       (53,053)     (142,226)
       Other, net                                           (11,125)       (8,102)
                                                        -----------   -----------

Net cash provided by operating activities               $ 1,458,925   $ 1,288,021
                                                        -----------   -----------

Cash flows from investing activities:
       Short-term investments                           $   (41,779)  $    12,046
       Capital expenditures                                (964,826)     (855,109)
       Proceeds from sale of assets and businesses          132,524       317,997
       Cost of acquisitions, net of cash acquired          (175,658)      (64,561)
       Other investments                                    (41,324)     (180,000)
       Acquisition of minority interests                    (80,243)     (336,431)
                                                        -----------   -----------

Net cash used for investing activities                  $(1,171,306)  $(1,106,058)
                                                        -----------   -----------

Cash flows from financing activities:
       Cash dividends                                   $  (218,350)  $  (231,074)
       Proceeds from issuance of indebtedness             1,332,696     2,151,705
       Repayments of indebtedness                        (1,353,789)   (1,732,553)
       Proceeds from exercise of stock options, net           9,872        50,874
       Contributions from minority interests                 16,328         3,700
       Stock repurchases                                          -      (359,172)
       Proceeds from sale of put options                     14,013        16,362
       Settlement of put options                            (12,019)            -
                                                        -----------   -----------

Net cash used for financing activities                  $  (211,249)  $  (100,158)
                                                        -----------   -----------

Net increase in cash and cash equivalents               $    76,370   $    81,805
Cash and cash equivalents at beginning of period            123,348       189,031
                                                        -----------   -----------

Cash and cash equivalents at end of period              $   199,718   $   270,836
                                                        ===========   ===========

The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks and short-term investments with maturities of less than three months when purchased.

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest, net of amounts capitalized             $   307,047   $   285,383
       Income taxes, net of refunds received            $   221,457   $   250,420

Supplemental schedule of noncash investing and
  financing activities:
       LYONs converted into common stock of the Company $     2,187   $     2,079
       Liabilities assumed in acquisitions of
        businesses                                      $   200,026   $   102,982
       Fair market value of Company stock issued for
        acquired businesses                             $    58,267   $   229,828
       WMX Subordinated Notes issued for acquisition of
        CWM minority interest                           $   436,830   $         -

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Further events could alter such estimates in the near term.

Certain amounts in previously issued financial statements have been restated to conform to 1996 classifications.


Income Taxes -

The following table sets forth the provision for income taxes for continuing operations for the three months and nine months ended September 30, 1995, and 1996:

                               Three Months          Nine Months
                            Ended September 30    Ended September 30
                            -------------------  --------------------
                              1995        1996      1995        1996
                            --------   --------  ---------   --------
Currently payable            $ 78,707  $135,552   $208,587   $303,885
Deferred                       83,230    37,918    198,152    154,643
Amortization of deferred
 investment credit               (270)     (194)      (812)      (582)
                             --------  --------   --------   --------
                             $161,667  $173,276   $405,927   $457,946
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

In January 1995, the Company acquired all of the approximately 21.4% of the outstanding shares of Chemical Waste Managment, Inc. ("CWM") that it did not already own, for $436.8 million of convertible subordinated notes. In July 1995, the Company acquired all of the approximately 3.1 million shares of Rust International Inc. ("Rust") held by the public, for $16.35 per share in cash.

During the nine months ended September 30, 1996, the Company and its principal subsidiaries acquired 74 businesses for $64,561,000 in cash (net of cash acquired) and notes, $38,185,000 of debt assumed, and 7,958,163 shares of the Company's stock. These acquisitions were accounted for as purchases. The pro forma effect of the acquisitions made during 1995 and 1996 is not material.

During the third quarter, Wheelabrator Technologies Inc. ("WTI") announced an agreement to sell its industrial water process and manufacturing businesses to United States Filter Corporation ("U.S. Filter") for $370 million cash. Revenue and operating income of the units to be sold were approximately $330 million and $20 million, respectively, in the first nine months of 1996 and approximately $338 million and $15 million in the comparable 1995 period. Separately, WTI and U.S. Filter announced their intention to form a new, equally-owned joint venture to develop, finance, own and operate water and wastewater infrastructure in North America. Both transactions are expected to be completed during the fourth quarter.

As of September 30, 1996, Rust sold its industrial scaffolding business for approximately $190 million. Revenue and operating income from the scaffolding business were not material to the consolidated financial statements.

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

Revenue from the discontinued businesses was $206.8 million for the three-month and $586.9 million for the nine-month periods in 1995 and $209.8 million for 1996 through the date of sale. Results of operations in 1996 were not material and were included in the reserve for loss on disposition provided previously.

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

Derivative Financial Instruments -

From time to time, the Company uses derivatives to manage interest rate, currency and commodity risk. The amount of such instruments outstanding at any point in time and gains or losses from their use have not been and are not expected to be material to the Company's financial statements.

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

The Company is exposed to credit loss in the event of non-performance by counterparties on interest rate, currency and commodity derivatives, but in all cases such counterparties are highly rated financial institutions and the Company does not anticipate non-performance. Maximum credit exposure is represented by the fair value of contracts with a positive fair value at September 30, 1996, which is not material.

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

As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the operating life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operated or to which it transported waste, including 105 sites listed on the Superfund National Priority List ("NPL"). The majority of the situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

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

Stockholders' Equity -

The Boards of Directors of WMX and WTI have authorized their respective companies to repurchase shares of their own common stock in the open market or in privately negotiated transactions. The WMX authorization covers 25 million shares and extends into 1997. WMX has repurchased 11.1 million shares during the first nine months of 1996, including 6.1 million shares during the third quarter. In August 1996, the WTI Board authorized a repurchase of 10 million shares, replacing an existing 20 million share authorization under which WTI had repurchased 19.7 million shares, including 0.5 million in the third quarter and
18.9 million in the first nine months of 1996. The new authorization extends to August 1998.

In conjunction with its authorized repurchase program, WMX periodically sells put options on its common stock. The put options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. Proceeds from the sale of the options are credited to additional paid-in capital. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares in lieu of repurchasing the stock. At September 30, 1996, put options were outstanding for 8.9 million shares. Subsequent to September 30, 1996, options on 2.5 million shares were exercised and the Company elected to repurchase the stock at a cost of $86.5 million. Additionally, 5.3 million options expired unexercised. The remaining outstanding options (including 1.8 million sold in October 1996) expire in February 1997 with strike prices of $32.04 to $34.125 per share.

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

In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its comprehensive solid waste flow control system. Flow control typically involves a governmental authority specifying the disposal site for all solid waste generated within its borders. The New Jersey ruling is one of a number of similar court rulings since a 1994 U.S. Supreme Court decision that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Other subsequent court decisions have upheld nonregulatory means by which municipalities may effectively control the flow of solid waste. Federal legislation has been proposed, but not enacted, to essentially grandfather existing flow control mandates.

WTI's Gloucester County, New Jersey, trash-to-energy facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. The Federal District Court stayed its injunction for so long as its ruling is on appeal plus an additional period of two years to enable the State to devise an alternative nondiscriminatory approach. The State has filed an appeal of the Federal District Court ruling and has indicated that it will continue to enforce flow control during the transition period.

To date, court decisions with regard to flow control have not had a material adverse effect on the Company's operations. However, given the uncertainty surrounding the matter, it is not possible to predict what impact, if any, it may have in the future on the Company's disposal facilities, particularly WTI's trash-to-energy facilities.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                           (all tables in millions)


RESULTS OF OPERATIONS:
----------------------



CONSOLIDATED -
--------------

     For the three months ended September 30, 1996, WMX Technologies, Inc. and its subsidiaries ("WMX" or the "Company") had net income from continuing operations of $245.2 million or $.50 per share, compared with $230.8 million or $.47 per share in the same period in 1995. Net income was $.50 per share for the 1996 quarter compared with $.48 per share in 1995. Revenue was $2.69 billion for the three months ended September 30, 1996, versus $2.62 billion (restated to eliminate discontinued operations) in the year-earlier period.

     For the nine months ended September 30, 1996, income from continuing operations was $653.4 million or $1.33 per share, versus $544.6 million or $1.12 per share for the corresponding period in 1995. The 1995 results include charges by the Company's Chemical Waste Management, Inc. ("CWM") subsidiary related to a revaluation of investments in certain hazardous waste treatment and processing technologies and facilities, which reduced consolidated earnings in the nine months by $.19 per share, and $.01 per share for the write-off of deferred costs related to debt securities which were put to the Company by the debtholders prior to maturity. Excluding these charges, earnings per share from continuing operations for the nine months ended September 30, 1995, were $1.32. Net income per share was $1.33 for the first nine months of 1996 compared with $1.14 ($1.34 excluding the charges discussed above) for the first nine months of 1995. Revenue for the periods was $7.73 billion in 1996 and $7.70 billion in 1995.

     The Company provides environmental services internationally through five principal operating subsidiaries: Waste Management, Inc. ("WMI"), CWM, Wheelabrator Technologies Inc. ("WTI"), Waste Management International plc ("WM International") and Rust International Inc. ("Rust"). However, operations are managed on the basis of four global lines of business - waste services, clean energy, clean water, and environmental and infrastructure consulting. The analysis which follows is presented on the basis of these four lines of business.

Waste Services -
-----------------

     Operating results for the three months and nine months ended September 30 were as follows:

                           Three Months           Nine Months
                          ------------        ------------------
                        1996      1995          1996      1995
                      --------  --------      --------  --------

Revenue               $2,269.6  $2,209.2      $6,511.9  $6,459.0
Operating expenses     1,601.4   1,547.5       4,626.4   4,545.7
Selling and
  admin. expenses        236.8     242.9         715.8     728.7
                      --------  --------      --------  --------
Margin                $  431.4  $  418.8      $1,169.7  $1,184.6
                      ========  ========      ========  ========


     Revenue by source for the three months and nine months ended September 30 is shown in the following table:

                                Three Months                       Nine Months
                        --------------------------------  ------------------------------
                                             Percentage                       Percentage
                                             Increase/                        Increase/
                          1996      1995     (Decrease)     1996      1995    (Decrease)
                        --------  ---------  -----------  ---------  -------  ----------
North America
 Residential            $  325.2  $  308.7      5.3%      $  957.1   $  906.1    5.6%
 Commercial                430.4     415.1      3.7        1,254.6    1,217.6    3.0
 Rolloff and
  industrial               365.7     348.9      4.8        1,041.5      997.3    4.4
 Disposal, transfer
  and other*               558.1     555.0      0.6        1,542.8    1,543.9   (0.1)
 Industrial services       119.9     122.3     (2.0)         341.3      443.6  (23.1)
International              470.3     459.2      2.4        1,374.6    1,350.5    1.8
                        --------  --------                --------   --------
   Total                $2,269.6  $2,209.2      2.7%      $6,511.9   $6,459.0    0.8%
                        ========  ========      ===       ========   ========    ===

     * Includes hazardous waste revenue of $145.4 million and $398.4 million, respectively, for the three-month and nine-month periods of 1996 and $154.1 million and $446.1 million for the comparable 1995 periods.

     North American solid waste revenue grew 4.1% for the third quarter of 1996 compared with the third quarter of 1995, and 4.2% for the 1996 nine months compared with the same period in 1995. Revenue growth was inhibited by a substantial decline in prices for recyclable commodities in 1996. Recycling revenue declined 23.5% for the quarter and 14.8% for the nine months of 1996 compared with the same periods in 1995. The Company has responded by reducing its processing of lower grades of paper, adjusting the capacity of its recycling operations, and continually striving to reduce processing costs and improve the marketing of commodities. Despite these efforts, the Company has been unable to replace profits associated with the stronger 1995 commodity market.

     For both the third quarter and nine months of 1996, volume caused revenue growth of 2 to 2.5% and acquisitions 1.5 to 2%. Pricing was essentially flat as a revenue increase of 2.0 to 2.5% from price increases in solid waste collection and disposal was offset by reduced commodity prices.

     Industrial services revenue for the first nine months of 1995 included the Rust environmental remediation business, which was exchanged in May 1995 for an approximately 37% equity interest in OHM Corporation. The remediation business had 1995 revenue of $62.2 million through the date of its sale.

     Revenue from waste services outside North America increased 2.4% in the third quarter of 1996 and 1.8% for the first nine months compared with the same periods in 1995. Revenue growth in approximately equal proportions from price increases and acquisitions was partially offset by volume declines of 0.6% for the third quarter and 2.1% for the first nine months of 1996, primarily in France and Germany. International operations were also negatively impacted by lower commodity prices, although to a lesser extent than in North America, because of higher disposal fees and taxes in Europe. Currency translation resulted in revenue increases of approximately 1.0% for both the quarter and the nine months.

     Operating expenses were 70.6% of revenue for the 1996 quarter compared with 70.0% for the third quarter of 1995, and 71.3% for the second quarter of 1996. Depressed commodity prices, higher fuel costs, low margin construction revenue on the West Kowloon transfer station in Hong Kong, and volume declines in Europe have increased 1996 operating expenses as a percentage of revenue compared with 1995. However, continuing productivity improvements have mitigated this impact and have resulted in sequential reductions in operating expense percentages in each 1996 quarter. Selling and administrative expenses declined from 11.0% in the third quarter of 1995 and 11.0% in the second quarter of 1996 to 10.4% for the quarter ended September 30, 1996. The improvement resulted from a streamlining of the international organization and continuing productivity enhancements on a global basis.

     As of September 30, 1996, Rust sold its industrial scaffolding business for approximately $190 million. Revenue and operating income from the scaffolding business were not material to the consolidated financial statements.

Clean Energy -
--------------

     Operating results for the three months and nine months ended September 30 are set forth below:

                        Three Months            Nine Months
                      ----------------       ---------------
                       1996      1995         1996     1995
                      ------    ------       ------   ------

Revenue               $212.3    $210.9       $631.2   $683.2
Operating expenses     135.0     134.3        404.7    447.9
Selling and admin.
  expenses               9.1      10.9         28.9     32.9
                      ------    ------       ------   ------

Margin                $ 68.2    $ 65.7       $197.6   $202.4
                      ======    ======       ======   ======

     Revenue for this business line increased slightly to $212.3 million in the third quarter of 1996 compared with $210.9 million in the comparable 1995 period. Operating revenue from the Lisbon, Connecticut trash-to-energy facility, which began commercial operations in January 1996, the acquisition of a cogeneration facility in California, higher trash deliveries at certain plants, and less curtailment of electrical purchases from the Company's California independent power facilities offset a continuing decline in air business revenue, which is included in this business line. The decline in air business revenue reflects a continuing weakness in the industry in the face of regulatory uncertainty. The revenue decline for the first nine months of 1996 compared with 1995 reflects the absence of construction revenue on the Lisbon facility, which was $37.5 million in the prior year, as well as the air business revenue decline. Operating expenses for the three months remained virtually flat from the comparable period in 1995, and for the nine months declined in both real terms and as a percentage of revenue in 1996 as a result of the absence of Lisbon construction revenue, which had no margin, actions taken in 1995 to downsize the air business to reflect existing market conditions, and lower maintenance expenses. Selling and administrative expenses declined in both the three-month and nine-month periods of 1996 compared with 1995 because of the air business downsizing and reduced project development spending.

Clean Water -
--------------

     Operating results for the three months and nine months ended September 30 were as follows:

                       Three Months          Nine Months
                      --------------        --------------
                       1996    1995          1996    1995
                      ------  ------        ------  ------

Revenue               $158.6  $158.8        $471.9  $460.0
Operating expenses     124.9   124.1         372.8   363.2
Selling and
  admin.expenses        22.3    21.4          67.5    65.8
                      ------  ------        ------  ------
Margin                $ 11.4  $ 13.3        $ 31.6  $ 31.0
                      ======  ======        ======  ======

     Revenue for the third quarter of 1996 was flat compared with the prior year as lower revenue from North American and European water process businesses offset growth of $5.1 million from acquisitions. The decline in North American water process revenue was a function of a large project being completed in 1995. European revenue was negatively impacted by the weak German economy, contract timing and the stronger dollar. Nine-month revenue grew $11.9 million or 2.6%, in 1996 compared with 1995. Acquisitions accounted for $14.1 million of revenue growth, while growth in existing biosolids and contract operations and in the Asian market provided an additional $20.0 million. These increases were partially offset by lower water process revenue in Europe and North America.

     Operating income declined $1.9 million from the third quarter of 1995 to $11.4 million in the three months ended September 30, 1996, as a result of lower gross margins and higher selling and administrative expenses. The margin decline resulted from acquisitions with lower margins than existing businesses, and wet weather affecting land application of biosolids in certain regions of the United States. Selling and administrative expenses increased slightly in both the three-month and nine-month periods of 1996 as a result of acquisitions and the growth of Asian operations.

     During the third quarter of 1996, WTI announced an agreement to sell its industrial water process and manufacturing businesses to United States Filter Corporation ("U.S. Filter") for approximately $370 million cash. Revenue and operating income of the units to be sold were approximately $330 million and $20 million in the first nine months of 1996 and $338 million and $15 million in the comparable 1995 period. Separately, WTI and U.S. Filter announced their intention to form a new, equally-owned joint venture to develop, finance, own and operate water and wastewater infrastructure in North America. Both transactions are expected to be completed in the fourth quarter.

Environmental and Infrastructure Consulting -
---------------------------------------------

          Operating results for the three months and nine months ended September 30 are set forth in the following table:


                         Three Months          Nine Months
                      -----------------     ----------------
                       1996       1995       1996      1995
                      ------     ------     ------    ------

Revenue               $124.8    $121.3      $358.1    $346.9
Operating expenses      99.1      97.5       288.5     273.7
Selling and
  admin. expenses       20.3      16.2        52.4      51.9
                      ------    ------      ------    ------

Margin                $  5.4    $  7.6      $ 17.2    $ 21.3
                      ======    ======      ======    ======

     Revenues grew 2.9% in the third quarter and 3.2% for the nine months of 1996 compared with the same periods in 1995. Operating expenses increased in real terms but for the third quarter of 1996 declined slightly as a percentage of revenue. For the nine months, such expenses increased to 80.6% of revenue from 78.9% in 1995. Operating expense percentages are largely a function of the revenue breakdown between labor-based revenue and subcontract and other pass-through revenues which have little or no mark-up. For the first nine months of 1996, labor-based revenue declined compared with 1995. Selling and administrative expenses had been declining for the first six months of 1996 as a result of cost control programs and the consolidation of certain operating units. However, during the third quarter, this business line absorbed certain costs as a result of assuming responsibility for certain Rust corporate functions previously handled by the discontinued operations discussed below.


Discontinued Operations -
-------------------------

     In the fourth quarter of 1995, the Rust Board of Directors approved a plan to sell or otherwise discontinue Rust's process engineering, construction, specialty contracting and similar lines of business, and have Rust focus on its environmental and infrastructure consulting businesses. During the second quarter of 1996, the sale of the industrial process engineering and construction businesses, based in Birmingham, Alabama, was completed. The remaining businesses are not material to the consolidated financial statements.

     Revenue from the discontinued businesses was $206.8 million for the third quarter and $586.9 million for the nine months of 1995 and $209.8 million for 1996 through the date of sale. Results of operations in 1996 were not material and were included in the reserve for loss on disposition previously provided.

Interest -
----------

     The following table sets forth the components of consolidated interest, net, for the three months and nine months ended September 30, 1996 and 1995:


                           Three Months        Nine Months
                         ---------------     ---------------
                          1996     1995       1996     1995
                         ------   ------     -------  ------
Interest expense         $113.4   $125.5      $347.0  $382.8

Interest income           (5.7)      (8.3)   (19.4)   (31.6)
Capitalized interest     (18.5)     (20.7)   (53.2)   (59.7)
                         -----      -----    -----   ------

Interest expense, net    $89.2      $96.5   $274.4   $291.5
                         =====      =====   ======   ======

     Net interest expense has declined in 1996 compared with 1995 as a result of lower rates, including the benefit of refinancing certain debt, offsetting a reduction in capitalized interest and the impact of the buy-back of the public ownership of CWM and Rust during 1995 and shares of WMX and WTI in 1996. Capitalized interest has declined due to continuing management effort to reduce capital expenditures.

Minority Interest -
-------------------

     Minority interest declined in the third quarter and first nine months of 1996 compared with the same periods in 1995 as a result of the purchase of the public shares of CWM and Rust, and stock repurchases by WTI which have increased the WMX ownership of WTI to approximately 65% at September 30, 1996.

Accounting Principles -
-----------------------

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of this Standard did not have a material impact on the financial statements. The Financial Accounting Standards Board has also issued FAS No. 123 - Accounting for Stock-Based Compensation - which the Company must adopt in 1996. This Statement provides an optional new method of accounting for employee stock options and expands required disclosure about stock options. If the new method of accounting is not adopted, the Company will be required to disclose pro forma net income and earnings per share as if it were. The Company is studying FAS No. 123 and is gathering the data necessary to calculate compensation in accordance with its provisions, but has not decided whether to adopt the new method or quantified its impact on the financial statements.



Derivatives -
-------------

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

Environmental Liabilities -
---------------------------

     The majority of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection.

     As part of its ongoing operations, the Company is required to provide for closure and post-closure monitoring costs of its sites and has also established procedures to evaluate potential remedial liabilities at closed sites which it owned or operated or to which it transported waste. From time to time, the Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company subsidiary having owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment, or, in certain cases, conducted environmental remediation activities at such sites.

     The Company believes that it has adequately provided for its environmental liabilities. However, because of the uncertainties surrounding this area, it is reasonably possible that technological, regulatory or enforcement developments, the result of environmental studies, the outcome of litigation or other factors could require the Company to record additional liabilities which could be material.

FINANCIAL CONDITION:

Liquidity and Capital Resources -
---------------------------------

     The Company operates in a service industry with neither significant inventory nor seasonal variation in receivables. Its primary source of liquidity is cash flow from operations, and accordingly, minimizing working capital typically does not adversely affect operations. The Company had working capital of $144.4 million at September 30, 1996, compared with a working capital deficit of $400.1 million at December 31, 1995. Cash and cash equivalents increased $81.8 million, net receivables increased $75.0 million and costs and estimated earnings in excess of billings on uncompleted contracts increased $45.1 million during the first nine months of 1996. Other current assets declined an aggregate of $40.8 million during the period. Accounts payable, accrued expenses and unearned revenue decreased $55.2 million, while current debt declined $328.2 million as a result of refinancing, on a long-term basis, commercial paper and debt maturing during 1996.

     The Company has adopted a strategy of raising the level of "owners' cash flow", which it defines as cash flow from operating activities less net capital expenditures (other than acquisitions) and dividends. Such amounts are available to make acquisitions, reduce debt, or repurchase common stock. Although behind plan for nine months, owners' cash flow is still expected to approximate $700 million for 1996. In the second quarter of 1996, management also established a goal of converting approximately $1 billion of non-core or under-performing assets into cash by mid-1998.



Acquisitions and Capital Expenditures -
---------------------------------------

     Capital expenditures, excluding property and equipment of purchased businesses, were $855.1 million for the nine months ended September 30, 1996, and $964.8 million for the comparable period in 1995. In addition, the Company and its principal subsidiaries acquired 74 businesses for $102.7 million in cash and debt (including debt assumed)and 8.0 million shares of WMX common stock during the first nine months of 1996. For the comparable period in 1995, 103 businesses were acquired for $248.7 million in cash and debt (including debt assumed) and 2.0 million shares of WMX common stock. The pro forma effect of acquisitions during 1995 and 1996 is not material.

Capital Structure -
-------------------

     The Boards of Directors of WMX and WTI have authorized their respective companies to repurchase shares of their own common stock in the open market or in privately negotiated transactions. The WMX authorization covers 25 million shares (of which 11.1 million had been repurchased as of September 30) and extends into 1997. In August 1996, the WTI Board authorized a repurchase of 10 million shares, replacing an existing 20 million share authorization under which WTI had repurchased 19.7 million shares, including 18.9 million during the first nine months of 1996. The new authorization extends to August 1998.

     In conjunction with its authorized repurchase program, WMX periodically sells put options on its own common stock. The put options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. Proceeds from the sale of the options are credited to additional paid-in capital. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares in lieu of repurchasing the stock. During September and October of 1996, the Company sold put options on 2.9 million shares at strike prices of $32.04 to $34.125 per share. Options on 7.8 million shares which were outstanding at September 30, 1996, expired subsequently. The Company repurchased
2.5 million shares and the balance expired unexercised.

     Excluding debt of acquired companies and the impact of currency translation, net debt decreased $40.7 million in the third quarter of 1996 but increased $395.5 million during the first nine months. The nine-month increase was primarily a result of the share repurchases by the Company and WTI.

Contingencies -
---------------

     The Company and its subsidiaries are involved in various matters which involve contingent liabilities not currently reflected in the financial statements. See "Notes to Consolidated Financial Statements." There were no significant changes in any of these matters during the third quarter of 1996.


                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         -----------------

     The majority of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject, or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal or trash-to-energy facilities. As of September 30, 1996, neither the Company nor any of its subsidiaries was involved in any such proceeding where it is believed that sanctions involved may exceed $100,000. Subject to the discussion below concerning the Company's New Milford, Connecticut landfill, the Company believes that these matters will not have a material adverse effect on its results of operation or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

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

     (b)  Reports on Form 8-K.

     The Company filed a report on Form 8-K dated August 13, 1996 reporting (i) that the Company's majority-owned subsidiary Wheelabrator Technologies Inc. ("WTI") and United States Filter Corporation ("U.S. Filter") had announced (A) an agreement in principle to form a joint venture to pursue opportunities in the municipal and industrial water and wastewater treatment operations, privatization and outsourcing marketplace, and (B) a definitive agreement for WTI to sell to U.S. Filter all of WTI's industrial water process, manufacturing and custom-engineered systems business, and (ii) the amendment of the Company's By-laws to change certain time periods applicable to stockholder nominations for directors and proposals and otherwise to clarify certain related matters with respect to stockholder meetings.

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



November 8, 1996

                            WMX TECHNOLOGIES, INC.

                                 EXHIBIT INDEX


     Number and Description of Exhibit*
     ---------------------------------

       2      None

       3      None

       4      None

       10.1 Amended and Restated Employment Agreement dated as of June 17, 1996 with Phillip B. Rooney

       10.2   Employment Agreement dated as of August 15, 1996 with
              James E. Koenig

       10.3   Employment Agreement dated as of August 15, 1996 with
              Herbert A. Getz

       10.4 Restricted Stock Agreement dated as of August 15, 1996 with James E. Koenig

       10.5 Restricted Stock Agreement dated as of August 15, 1996 with Herbert A. Getz

       11     None

       12     Computation of Ratios of Earnings to Fixed
              Charges

       15     None

       18     None

       19     None

       22     None

       23     None

       24     None

       27     Financial Data Schedule

       99     None

-----------------------
* Exhibits not listed are inapplicable.