Form 10-K
period 1996-12-31
WMX TECHNOLOGIES INC
filed 1997-03-28
CIK 104938

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS   NAME OF EACH EXCHANGE ON    WHICH REGISTERED

   COMMON STOCK,$1.00 PAR NEW YORK STOCK EXCHANGE     ZURICH STOCK EXCHANGE
   VALUE                  CHICAGO STOCK EXCHANGE      GENEVA STOCK EXCHANGE
                          LONDON STOCK EXCHANGE       BASLE STOCK EXCHANGE
                                                      FRANKFURT STOCK EXCHANGE

   LIQUID YIELD OPTION NOTES DUE 2001          NEW YORK STOCK EXCHANGE
   8 3/4% DEBENTURES DUE 2018                  NEW YORK STOCK EXCHANGE
                                               NEW YORK STOCK EXCHANGE
   LIQUID YIELD OPTION NOTES DUE 2012
   CHEMICAL WASTE MANAGEMENT, INC.
    LIQUID YIELD OPTION NOTES DUE 2010         NEW YORK STOCK EXCHANGE
   CONVERTIBLE SUBORDINATED NOTES DUE          NEW YORK STOCK EXCHANGE
   2005

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

                              Yes  X      No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $17,286,000,000 AT FEBRUARY 3, 1997 (BASED ON THE CLOSING SALE PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON JANUARY 31, 1997, AS REPORTED BY THE WALL STREET JOURNAL (MIDWEST EDITION)). AT MARCH 19, 1997, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 483,911,069 SHARES OF ITS COMMON STOCK OF RECORD (EXCLUDING 10,886,361 SHARES HELD IN THE WMX TECHNOLOGIES, INC. EMPLOYEE STOCK BENEFIT TRUST).

                      DOCUMENTS INCORPORATED BY REFERENCE

  THOSE SECTIONS OR PORTIONS OF THE REGISTRANT'S 1996 ANNUAL REPORT TO STOCKHOLDERS AND OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 9, 1997 DESCRIBED IN PARTS II, III AND IV HEREOF ARE INCORPORATED BY REFERENCE IN THIS REPORT.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  WMX Technologies, Inc. is a leading international provider of waste management services. Unless the context indicates to the contrary, as used in this report the terms "Company" and "WMX Technologies" refer to WMX Technologies, Inc. and its subsidiaries.

  The Company provides integrated solid waste management services in North America through Waste Management, Inc., a wholly owned subsidiary of the Company (referred to herein, together with its subsidiaries and certain affiliated companies providing waste management and related services, as "Waste Management"). The Company's solid waste management services are provided to commercial, industrial, municipal and residential customers, as well as to other waste management companies and consist of solid waste collection, transfer, resource recovery and disposal services. As part of these services, the Company is engaged in providing, through its Recycle America(R), Recycle Canada(R) and other programs, paper, glass, plastic and metal recycling services to commercial and industrial operations and curbside collection of such materials from residences and in removing methane gas from sanitary landfill facilities for use in electricity generation. In addition, through Waste Management the Company provides Port-O-Let(R) portable sanitation services to municipalities and commercial and special event customers. Waste Management also manages the on-site industrial cleaning services businesses owned by the Company's Rust International Inc. subsidiary.

  The Company also provides hazardous waste management services. The Company's chemical waste treatment, storage, disposal and related services in North America are provided through Waste Management and Chemical Waste Management, Inc., a wholly owned subsidiary of the Company (referred to herein, together with its subsidiaries, as "CWM"), and are provided to commercial and industrial customers, as well as to other waste management companies and to governmental entities. Through Advanced Environmental Technical Services, L.L.C., a 60%-owned subsidiary of the Company (referred to herein, together with its subsidiaries as "AETS"), the Company provides on-site integrated hazardous waste management services, including hazardous waste identification, packaging, removal and recycling services to industrial, institutional and governmental customers. Through its wholly owned Chem-Nuclear Systems, L.L.C. subsidiary (referred to herein, together with its subsidiaries, as "Chem-Nuclear"), the Company also furnishes radioactive waste management services, primarily to electric utilities and governmental entities.

  The Company provides comprehensive waste management and related services outside North America through Waste Management International plc, a subsidiary owned approximately 56% by the Company and 12% each by the Company's Rust International Inc. and Wheelabrator Technologies Inc. subsidiaries (referred to herein, together with its subsidiaries, as "Waste Management International"). Waste Management International provides a wide range of solid and hazardous waste management and related services (or has interests in projects or companies providing such services) in ten countries in Europe, seven countries in the Asia-Pacific region and Argentina, Brazil, and Israel. Until February 1997, when the interest was sold, Waste Management International also had an approximately 20% interest in Wessex Water Plc, an English publicly traded company providing water treatment, water distribution, wastewater treatment and sewage services ("Wessex").

  Wheelabrator Technologies Inc., an approximately 65%-owned subsidiary of the Company (referred to herein, together with its subsidiaries, as "WTI"), is a leading developer of facilities and systems for, and provider of services to, the trash-to-energy and waste fuel powered independent power markets. WTI develops, arranges financing for, operates and owns facilities that dispose of trash and other waste materials in an environmentally acceptable manner by recycling them into electrical or steam energy. WTI is also pursuing the development, ownership and operation of power plants for industrial customers. In addition, WTI is involved in the treatment and management of biosolids resulting from the treatment of wastewater by converting them into useful fertilizers and the recycling of organic wastes into compost material useable for horticultural and agricultural purposes. WTI also designs, fabricates and installs technologically advanced air pollution control systems and equipment. In 1996, WTI sold its water process, manufacturing and custom engineering business and is in the process of selling its water contract operations, outsourcing and privatization business. See "Acquisitions and Dispositions" herein.

  Rust International Inc., a subsidiary owned approximately 60% by the Company and 40% by WTI (referred to herein, together with its subsidiaries, as "Rust"), provides a variety of on-site industrial cleaning services, a business which is managed by Waste Management, and provides hazardous, radioactive and mixed waste program and facilities management services, primarily to the United States Department of Energy and other federal government agencies. Such services include waste treatment, storage, characterization and disposal and privatization services. Rust also has an approximately 41% interest in NSC Corporation, a publicly traded provider of asbestos abatement and other specialty contracting services ("NSC"), and an approximately 37% interest in OHM Corporation, a publicly traded provider of environmental remediation services ("OHM"). Rust also provides environmental and infrastructure engineering and consulting services, a business which is to be sold or otherwise disposed of. In 1996, Rust sold its process engineering, construction, specialty contracting and related services business and its scaffolding rental and erection business. See "Acquisitions and Dispositions" herein.

  The Company also owns an approximately 20% interest in ServiceMaster Limited Partnership, a provider of management services, including management of health care, education and commercial facilities, and lawn care, pest control and other consumer services ("ServiceMaster"). The Company has agreed to sell its interest to ServiceMaster. See "Acquisitions and Dispositions" herein.

  The Company's strategic plans call for the Company to focus on the provision of waste management services and to sell or discontinue various businesses which do not fit within that focus. The Company has therefore reported its continuing operations as being within a single industry segment--waste management services. The Company's continuing consolidated revenues were approximately $8.5 billion in 1994, $9.1 billion in 1995 and $9.2 billion in 1996. For information relating to the expenses and assets of the Company's operations, see the Company's Consolidated Financial Statements filed as an exhibit to this report and incorporated by reference herein and for information relating to the Company's operations in different geographic groups, see Note 13 thereto. For interim periods, the revenues and net income of certain of the Company's operations may fluctuate for a number of reasons, including there being for some businesses less activity during the winter months.

  Regulatory or technological developments relating to the environment may require companies engaged in waste management services and related businesses, including the Company, to modify, supplement or replace equipment and facilities at costs which may be substantial. Because the continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential discharge of materials into the environment, a material portion of the Company's capital expenditures is, directly or indirectly, related to such items. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" set forth on pages 8 to 15 of the Company's 1996 Annual Report to Stockholders (which discussion is filed as an exhibit to this report and incorporated by reference herein) for a review of property and equipment expenditures by the Company for the last three years. The Company does not expect such expenditures, which are incurred in the ordinary course of business, to have a materially adverse impact on its and its subsidiaries' combined earnings or its subsidiaries' competitive position in the foreseeable future because the Company's businesses are based upon compliance with environmental laws and regulations and its services are priced accordingly.

  Although the Company strives to conduct its operations in compliance with applicable laws and regulations, the Company believes that in the existing climate of heightened legal, political and citizen awareness and concerns, companies in the waste management services industry, including the Company, will be faced, in the normal course of operating their businesses, with fines and penalties and the need to expend funds for remedial work and related activities with respect to waste treatment, disposal and trash-to-energy facilities. Where the Company concludes that it is probable that a liability has been incurred, a provision is made in the Company's financial statements for the Company's best estimate of the liability based on management's judgment and experience, information available from regulatory agencies and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of a specific site, as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company provides for the minimum amount within the range, in accordance with generally accepted accounting principles. Such estimates are subsequently revised, as necessary, as additional information becomes available. While the Company does not anticipate that the amount of any such revision will have a material adverse effect on the Company's operations or financial condition, the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time. Such matters could have a material adverse impact on earnings for one or more fiscal quarters or years.

  While in general the Company's business has benefited from increased governmental regulation, the business itself is subject to extensive and evolving regulation by federal, state, local and foreign authorities. Due to the complexity of regulation of the industry and to public pressure, implementation of existing and future laws, regulations or initiatives by different levels of government may be inconsistent and difficult to foresee. In addition, the demand for certain of the Company's services may be adversely affected by the amendment or repeal, or reduction in enforcement of, federal, state and foreign laws and regulations on which the Company's business is dependent. Demand for certain of the Company's services may also be adversely affected by delays or reductions in funding, or failure of legislative bodies to fund, agencies or programs under such laws and regulations. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations but is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed or enforced, or any failure or delay in enactment or enforcement of legislation or regulations or funding of agencies or programs, in the future may affect its operations.

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

  Unless the context indicates to the contrary, all statistical and financial information under Item 1 and Item 2 of this report is given as of December 31, 1996. Also, unless the context indicates to the contrary, statistical and financial data appearing under the caption "North American Solid and Hazardous Waste Management Services" relate only to the Company's Waste Management, CWM, AETS and Chem-Nuclear groups of subsidiaries and do not include any data relating to Rust, Rust's on-site industrial cleaning services business managed by Waste Management, WTI or Waste Management International. See "International Waste Management and Related Services" and "Trash-to-Energy and Related Services."

NORTH AMERICAN SOLID AND HAZARDOUS WASTE MANAGEMENT SERVICES

  The Company's North American solid waste management and recycling services include residential, commercial and industrial collection, transfer and disposal services and related services provided by Waste Management. The Company's North American hazardous waste management services include chemical waste treatment, storage, disposal and related services provided by Waste Management and CWM, on-site integrated hazardous waste management services provided by AETS and low-level radioactive waste disposal services provided by Chem-Nuclear. For each of the three years in the period ended December 31, 1996, the North American solid and hazardous waste revenue amounted to 67.3%, 68.6% and 69.5% respectively, of the Company's total revenues. For each of the three years in the period ended December 31, 1996, the following table shows the percentages of the Company's total North American solid and hazardous waste services revenue (excluding on-site industrial cleaning services revenue) arising from the Company's principal solid and hazardous waste services:

                           YEAR ENDED DECEMBER 31
                           -------------------------
                            1994     1995     1996
                           -------  -------  -------
Solid Waste and Recycling
 Collection Services:
  Residential.............    20.0%    19.6%    20.0%
  Commercial..............    26.7     26.4     26.2
  Roll-off and Industrial.    21.8     21.5     21.5
Solid Waste Disposal,
 Transfer and Related
 Services.................    21.2     23.4     24.1
Hazardous Waste Services..    10.3      9.1      8.2
                           -------  -------  -------
                             100.0%   100.0%   100.0%
                           =======  =======  =======

SOLID WASTE MANAGEMENT, RECYCLING AND RELATED SERVICES

  At December 31, 1996, Waste Management conducted solid waste management, recycling and related services operations in 47 states, the District of Columbia, four Canadian provinces and Mexico. During 1994, 1995 and 1996, operations in California, Florida and Pennsylvania together accounted for approximately 30%, 28% and 26%, respectively, of North America solid waste revenue. No customer accounted for as much as 1% of such revenue in 1994, 1995 or 1996.

COLLECTION

  Waste Management provides solid waste collection services to approximately
1.1 million commercial and industrial customers. Collection services are also provided to approximately 11.8 million homes and apartment units. These services include collection of recyclable commodities. See "Recycling and Energy Recovery--Recycling" for a description of recycling services.

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

TRANSFER

  Waste Management operates 159 solid waste transfer stations. A transfer station is a facility where solid waste is received from collection vehicles and then transferred to, and in some cases compacted in, large, specially constructed trailers for transportation to disposal or resource recovery facilities. This procedure reduces costs by improving utilization of collection personnel and equipment and improving the efficiency of transporting waste to final disposal facilities.

  The services of these facilities are provided to municipalities or counties and in most instances are also used by Waste Management and by other collection companies. Fees are generally based upon such considerations as competition, the type and volume or weight of the waste transferred, the extent of processing of recyclable materials, the transport distance involved and the cost of disposal.

RECYCLING AND ENERGY RECOVERY

  Recycling

  Waste Management provides recycling services in the United States and Canada through its Recycle America(R), Recycle Canada(R) and other programs. Recycling involves the removal of reusable materials from the waste stream for processing and sale or other disposition for use in various applications. Participating commercial and industrial operations use containers to separate recyclable paper, glass, plastic and metal wastes for collection, processing and sale by Waste Management. Fees are determined by such considerations as competition, frequency of collection, type and volume or weight of the recyclable material, degree of processing required, distance the recyclable material must be transported and value of the recyclable material.

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

  The prices received by the Company for recyclable materials fluctuate substantially from quarter to quarter and year to year depending upon domestic and foreign demand for such materials, the quality of such materials, prices for new materials and other factors. In some instances, the Company enters into agreements with customers or the local governments of municipalities in which it provides recycling services whereby the customers or the governments share in the gains and losses resulting from fluctuation in prices of recyclable commodities. These agreements mitigate both the Company's gains and losses from such fluctuations.

  In 1996, Waste Management provided curbside recycling services to approximately 7.9 million households in the United States and Canada. Waste Management has approximately 197,000 commercial and industrial recycling services customers.

  Waste Management operates 140 materials recovery facilities for the receipt and processing of recyclable materials. Such processing consists of separating recyclable materials according to type and baling or otherwise preparing the separated materials for sale.

  Waste Management also participates in joint ventures with Stone Container Corporation and American National Can Corporation to engage, respectively, in the businesses of marketing paper fibre and aluminum, steel, and glass containers for recycling. In each case Waste Management sells to the joint venture, or has the joint venture market, the paper fibre or containers collected by Waste Management to Stone Container, American National Can or other parties who will process them for reuse. The joint venture with American National Can also owns and operates four glass processing facilities. During 1996, the Stone Container joint venture marketed approximately 4.9 million tons of paper fiber and the American National Can joint venture processed approximately 400,000 tons of other recyclable materials. Waste Management also provides tire and demolition and construction debris recycling services.

  Energy Recovery

  At 37 Waste Management-owned or -operated sanitary landfill facilities, Waste Management is engaged in methane gas recovery operations. These operations involve the installation of a gas collection system into a sanitary landfill facility. Through the gas collection system, gas generated by decomposing solid waste is collected and transported to a gas-processing facility at the landfill site. Through physical processes methane gas is separated from contaminants. The processed methane gas generally is then either sold directly to industrial users or to an affiliate of the Company which uses it as a fuel to power electricity generators. Electricity generated by these facilities is sold, usually to public utilities under long-term sales contracts, often under terms or conditions which are subject to approval by regulatory authorities.

  The Company also engages in other resource recovery activities through WTI's trash-to-energy and related operations and Waste Management International's operations. See " Trash-to-Energy and Related Services" and "International Waste Management and Related Services."

DISPOSAL

  Waste Management operates 133 solid waste sanitary landfill facilities. Of this number, 105 are owned by Waste Management and the remainder are leased from, or operated under contract with, others. Additional facilities are in various stages of development. Waste Management also provides yard-waste composting services, bioremediation of petroleum-contaminated soils and solidification of difficult-to-treat liquid wastes at a number of its disposal facilities. All of the sanitary landfill facilities are subject to governmental regulation. See "Regulation--Waste Management Services--Solid Waste."

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

  In varying degrees, Waste Management utilizes its own sanitary landfill facilities to accommodate its disposal requirements for collection and transfer operations. In 1994, 1995 and 1996 approximately 55%, 57% and 60%, respectively, of the solid waste collected by Waste Management was disposed of in sanitary landfill facilities operated by it. Usually these facilities are also used by other companies and government agencies on a noncontract basis for fees determined by such considerations as competition and the type and volume or weight of the waste.

RELATED SERVICES

  Waste Management also provides or manages several types of services which are compatible with its solid waste collection operations. Included in these operations are on-site industrial cleaning services and portable sanitation services.

  Waste Management manages the business of Rust Industrial Services Inc., a subsidiary of Rust ("RIS"), providing on-site industrial services. RIS performs a variety of types of industrial services --water blasting, tank cleaning, explosives blasting, chemical cleaning, industrial vacuuming, catalyst handling and separation technologies--primarily for clients in the petrochemical, chemical, and pulp and paper industries, utilities and, to a lesser extent, the public sector. RIS also assists clients in the nuclear and utility industries in solving electrical, mechanical, engineering and related technical services problems.

  Prior to selling the businesses in 1996 and early 1997, RIS also provided scaffolding rental and erection services primarily to the chemical, petrochemical and utilities industries and a variety of other on-site services.

  Rust also provides hazardous, radioactive and mixed waste program and facilities management services, primarily to the United States Department of Energy and other federal government agencies. Such services include waste treatment, storage, characterization and disposal and privatization services.

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

  Chemical waste may be collected from customers and transported by Waste Management or CWM or contractors retained by them or delivered by customers to their facilities. Chemical waste is transported primarily in specially constructed tankers and semi-trailers, including stainless steel and rubber or epoxy-lined tankers and vacuum trucks, or in containers or drums on trailers designed to comply with applicable regulations and specifications of the U.S. Department of Transportation ("DOT") relating to the transportation of hazardous materials. Waste Management and CWM also operate several facilities at which waste collected from or delivered by customers may be analyzed and consolidated prior to further shipment.

  All of the Company's seven United States secure land disposal facilities have been issued permits under RCRA. See "Regulation--RCRA." In general, the Company's secure land disposal facilities have received the necessary permits and approvals to accept chemical wastes, although some of such sites may accept only certain chemical wastes. Only chemical wastes in a stable, solid form which meet applicable regulatory requirements may be buried in the Company's secure disposal cells. These land disposal facilities are sited, constructed and operated in a manner designed to provide long-term containment of such waste. Chemical wastes may be treated prior to disposal. Physical treatment methods include distillation, evaporation and separation, all of which basically result in the separation or removal of solid materials from liquids. Chemical treatment methods include chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes and essentially involve the transformation of wastes into inert materials through one or more chemical reaction processes. At two of its locations, the Company isolates treated chemical wastes in liquid form by injection into deep wells. Deep well technology involves drilling wells in suitable rock formations far below the base of fresh water and separated from it by other substantial geological confining layers.

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

  In the United States, most chemical wastes generated by industrial processes are handled "on-site" at the generators' facilities. Since the mid-1970's, public awareness of the harmful effects of unregulated disposal of chemical wastes on the environment and health has led to extensive and evolving federal, state and local regulation of chemical waste management activities. The major federal statutes regulating the management of chemical wastes include RCRA, the Toxic Substances Control Act ("TSCA") and the Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended ("CERCLA" or "Superfund"), all primarily administered by the United States Environmental Protection Agency ("EPA"). The business is heavily dependent upon the extent to which regulations promulgated under these or similar state statutes and their enforcement over time effectively require wastes to be specially handled or managed and disposed of in facilities of the type owned and operated by the Company. See "Regulation-- Waste Management Services--Hazardous Waste," "--RCRA" and "--Superfund." The chemical waste services industry currently has substantial excess capacity caused by a number of factors, including a decline in environmental remediation projects generating hazardous waste for off-site treatment and disposal, continuing efforts by hazardous waste generators to reduce volume and to manage the wastes on-site, and the uncertain regulatory environment regarding hazardous waste management and remediation requirements. These factors have led to reduced demand and increased pressure on pricing for chemical waste management services, conditions which the Company expects to continue for the foreseeable future.

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

  Chem-Nuclear's radioactive disposal operations involve low-level radioactive waste only. Its Barnwell, South Carolina facility is one of three licensed commercial low-level radioactive waste disposal facilities in the United States and has been in operation since 1971. A trust has been established and funded to pay the estimated cost of decommissioning the Barnwell facility. A second fund, for the extended care of the facility, is funded by a surcharge on each cubic foot of waste received. Chem-Nuclear may be liable for additional costs if the extra charges collected to restore and maintain the facility are insufficient to cover the cost of restoring or maintaining the site after its closure (which Chem-Nuclear has no reason to expect). Under state legislation enacted in 1995, the Barnwell, South Carolina facility is authorized to operate until its current permitted disposal capacity is fully utilized, unless such authorization is changed by legislation.

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

INTERNATIONAL WASTE MANAGEMENT AND RELATED SERVICES

  The Company is a leading provider of waste management and related services internationally, primarily through Waste Management International, which conducts essentially all of the waste management operations of the Company located outside North America. International waste management and related services comprised approximately 20.2%, 20.6% and 20.8% of the Company's total revenue in each of the three years ended December 31, 1996. Waste Management International's business may broadly be characterized into two areas of activity, collection services and treatment and disposal services. The following table shows the derivation of Waste Management International's revenue for the years indicated and includes revenue from construction of treatment or disposal facilities for third parties under "Treatment and Disposal Services":

                                                   YEAR ENDED DECEMBER 31
                                                   ---------------------------
                                                    1994      1995      1996
                                                   -------   -------   -------
Collection Services...............................      64%       64%       65%
Treatment and Disposal Services...................      36%       36%       35%

  While the Company has had international operations since the mid-1970's, the bulk of the Company's international operations and revenues are derived from the acquisition from 1990 to 1995 of numerous companies and interests in Europe. However, with its acquisition goals largely completed, Waste Management International has engaged in only a few additional small acquisitions since 1995 and has begun to dispose of certain operations which do not fit its long-term strategy.

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

  Waste Management International's revenue mix by country varies from year to year. Countries in which revenue exceeded 10% of Waste Management
International's consolidated total were: Italy (26%) and Germany (12%) in 1994, Italy (23%), Germany (14%), The Netherlands (11%) and the United Kingdom (11%) in 1995 and Italy (25%), the United Kingdom (12%), Germany (11%) and The Netherlands (11%) in 1996.

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

  Following a strategic assessment of the European market, Waste Management International intends to reduce its investment in France, Spain and Austria during 1997 through joint ventures or the sale of various operations within those countries. Waste Management International intends to focus its resources on those markets in which it believes it can attain significant market share. Waste Management International has also written off the investment in its hazardous waste disposal facility in Germany because recent regulatory changes have adversely affected its volumes.

COLLECTION SERVICES

  Collection services include collection and transportation of solid, hazardous and medical wastes and recyclable material from residential, commercial and industrial customers. The residential solid waste collection process, as well as the commercial and industrial solid and hazardous waste collection process, is similar to that utilized by the Company in the United States. Waste Management International provided collection services as of December 31, 1996 to governmental and private customers in ten European countries, Argentina, Australia and New Zealand. Business is obtained through public bids or tenders, negotiated contracts, and, in the case of commercial and industrial customers, direct contracts. Waste Management International operates 318 collection and staging facilities and 76 waste transfer facilities.

  Residential solid waste collection is normally performed by Waste Management International pursuant to municipal contracts. Waste Management International has approximately 1,420 municipal contracts, serving more than 6.3 million residential properties. The scope, specifications, services provided and duration of such contracts vary substantially, with some contracts encompassing landfill disposal of collected waste, street sweeping and other related municipal services. The largest number of municipal contracts held by Waste Management International is in Italy where Waste Management International services approximately 1.85 million residential properties. Pricing for municipal contracts is generally based on volume of waste, number and frequency of collection pick-ups, and disposal arrangements. Longer-term contracts typically have formulae for periodic price increases or adjustments. Waste Management International also provides curbside recycling services similar to those provided by Waste Management in North America.

  Street, industrial premises, office and parking lot cleaning services are also performed by Waste Management International, along with portable sanitation/toilet services for such occasions as outdoor concerts and special events.

  Waste Management International's commercial and industrial solid and hazardous waste collection services are generally contracted for by individual establishments. In addition to solid waste collection customers, Waste Management International provides services to small quantity waste generators, as well as larger petrochemical, pharmaceutical and other industrial customers, including collection of hazardous, chemical or medical wastes or residues. Waste Management International has approximately 300,000 commercial and industrial customers. Contract terms and prices vary substantially among jurisdictions and types of customer. Waste Management International also provides commercial and industrial recycling services.

TREATMENT AND DISPOSAL SERVICES

  Treatment and disposal services include processing of recyclable materials, operation of both solid and hazardous waste landfills, operation of municipal and hazardous waste incinerators, operation of a trash-to-energy facility, operation of water and wastewater treatment facilities, operation of hazardous waste treatment facilities and construction of treatment or disposal facilities for third parties. Treatment and disposal services are provided under contracts which may be obtained through public bid or tender or direct negotiation, and are also provided directly to other waste service companies. At December 31, 1996, Waste Management International owned, operated or maintained 26 waste treatment facilities, 85 recycling and recyclables processing facilities, eight incinerators and 56 landfills.

  Once collected, solid wastes may be processed in a recyclables processing facility for sale or other disposition for use in various applications. Unprocessed solid wastes, or the portion of the waste stream remaining after recovery of recyclable materials, require disposal, which may be accomplished through incineration (in connection with which the energy value may be recovered in a trash-to-energy facility) or through disposal in a solid waste landfill. The relative use of landfills versus incinerators differs from country to country and will depend on many factors, including the availability of land, geological and hydrological conditions, the availability and cost of technology and capital, and the regulatory environment. The main determinants of the disposal method are the disposal costs at local landfills, as incineration is generally more expensive, community preferences and regulatory provisions.

  At present, in most countries in which Waste Management International operates, landfilling is the predominant disposal method employed. Waste Management International owns or operates solid waste landfills in Argentina, Australia, Brazil, Denmark, France, Germany, Hong Kong, Italy,

New Zealand, Spain, Sweden and the United Kingdom. Landfill disposal agreements may be separate contracts or an integrated portion of collection or treatment contracts.

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

  Waste Management International's trash-to-energy incinerator in Hamm is a German-designed plant and the only privately operated trash-to-energy facility in Germany. It is among the first trash-to-energy facilities to fully comply with that country's stringent air pollution requirements. The facility serves the household and commercial solid waste incineration needs of a population of approximately 600,000 in Hamm and nearby towns. Under its current permits, the facility is able to produce 18 megawatts per hour of steam-generated electricity and sold approximately 49,000 megawatt hours to the local power grid in 1996.

  In 1992, Waste Management International entered into a contract with the County of Gutersloh, Germany to design, construct, own and operate a trash-to-energy facility. The facility is designed to convert 268,000 metric tons per year of municipal waste and sewage sludge into energy. During 1995, Waste Management International's permit application to develop and operate the Gutersloh facility was denied. Waste Management International believes it is entitled to the permit and is appealing the denial. During 1996, Waste Management International and the County discussed the viability of the project, as well as the County's ability to terminate the operations and lease agreements for the project site, which Waste Management International opposes unless there is adequate compensation.

  Waste Management International also operates seven small conventional municipal solid and other waste incineration facilities. Waste Management International and WTI have also formed a joint venture to develop trash-to-energy projects outside Germany, Italy and North America. See "Competition" below.

  Waste Management International owns or operates hazardous waste treatment facilities in Finland, France, Germany, Hong Kong, Indonesia, Italy, The Netherlands, Spain, Sweden and the United Kingdom and has entered into agreements with respect to the development of hazardous waste treatment facilities in Argentina and Thailand.

TRASH-TO-ENERGY AND RELATED SERVICES

  WTI, through its subsidiaries, is a leading developer, operator and owner of trash-to-energy and waste fuel powered independent power facilities in the United States. These facilities, either owned or operated, give WTI approximately 920 megawatts per hour of electric generating capacity. WTI's trash-to-energy projects utilize proven boiler and grate technology and are capable of processing up to 23,750 tons of trash per day. The heat from this combustion process is converted into high-pressure steam, which typically is used to generate electricity for sale to public utility companies under long-term contracts.

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

  WTI also develops, operates and, in some cases, owns independent power projects, which either cogenerate electricity and thermal energy or generate electricity alone for sale to customers, including utilities and private industry. Cogeneration is a technology which allows the simultaneous production of two or more useful forms of energy from a single primary fuel source, thus providing a more efficient use of a fuel's total energy content. These power systems use waste wood, waste tires, waste coal or natural gas as fuel, and employ state-of-the-art technology, such as fluidized-bed combustion, to ensure the efficient burning of fuel with reduced emission levels. WTI acquired two industrial cogeneration plants (so-called "inside-the-fence" facilities) during the year as part of its strategy to leverage its energy plant operating capabilities and project financing expertise by owning or operating power plants for industrial customers. The first facility, located in Martell, California, was acquired in May 1996 and the second plant, located in Anderson, California near one of the Company's other facilities, was purchased in November 1996.

  In addition, WTI develops, operates and owns projects that compost organic wastes and treat and manage biosolids. WTI provides a range of biosolids management services, including land application, drying, pelletizing, alkaline stabilization and composting, to more than 400 communities, typically pursuant to multi-year contracts under which WTI is paid by the generator to make beneficial use of the biosolids. Land application involves the application of non-hazardous biosolids as a natural fertilizer on farmland pursuant to rigorous site-specific permits issued by applicable state authorities. Biosolids are also used in land reclamation projects such as strip mines. Regulations issued by the EPA in December 1992 under the Clean Water Act encourage the beneficial use of municipal sewage sludge by recognizing the resource value of biosolids as a fertilizer and soil conditioner, and establish requirements for land application designed to protect human health and the environment.

  WTI also develops and operates facilities at which biosolids are dried and pelletized and has three facilities currently in operation, with one other facility undergoing start-up activity. WTI has approximately 635 dry-tons-per-day of biosolids drying capacity either in operation or under construction. Biosolids which have been dried are generally used as fertilizer by farmers, commercial landscapers and nurseries and as a bulking agent by fertilizer manufacturers.

  WTI subsidiaries also design and install advanced air pollution control equipment and design, construct and maintain tall concrete chimneys and storage silos. WTI's expertise in air pollution control technologies and chimney design and construction is used in the design and construction of WTI's trash-to-energy facilities, which WTI believes strengthens its competitive position.

REGULATION

  While, in general, the Company's waste management services business has benefited from increased governmental regulation, the industry in which the Company operates has become subject to extensive and evolving regulation by federal, state, local and foreign authorities. In particular, the regulatory process requires firms in the Company's industry to obtain and retain numerous governmental permits to conduct various aspects of their operations, any of which may be subject to revocation, modification or denial. As a result of governmental policies and attitudes relating to the industry, which are subject to reassessment and change, the Company believes that its ability to obtain applicable permits from governmental authorities on a timely basis, and to retain such permits, could be impaired. The Company is not in a position at the present time to assess the extent of the impact of such potential changes in governmental policies and attitudes on the permitting processes, but it could be significant. In particular, adverse decisions by governmental authorities on permit applications submitted by the Company may result in abandonment of projects, premature closure of facilities or restriction of operations, which could result in a loss of earnings from a facility, a write-off of capitalized costs or both.

  Federal, state, local and foreign governments have also from time to time proposed or adopted other types of laws, regulations or initiatives with respect to the waste management services industry. Included among them are laws, regulations and initiatives to ban or restrict the international, interstate or intrastate shipment of wastes, impose higher taxes on out-of-state waste shipments than in-state shipments, reclassify certain categories of hazardous wastes as non-hazardous and regulate disposal facilities as public utilities. Certain state and local governments have promulgated "flow control" regulations, which attempt to require that all waste generated within the state or local jurisdiction must go to certain disposal sites. The United States Congress has from time to time considered legislation that would enable or facilitate such bans, restrictions, taxes and regulations. Due to the complexity of regulation of the industry and to public pressure, implementation of existing or future laws, regulations or initiatives by different levels of government may be inconsistent and is difficult to foresee. Many state and local governments have enacted mandatory or voluntary recycling laws and bans on the disposal of yard-waste in landfills. An effect of these and similar laws is to reduce the volume of wastes that would otherwise be disposed in landfills. In addition, municipalities and other governmental entities with whom the Company contracts to provide solid waste collection or disposal services, or both, may require the Company as a condition of securing the business to provide recycling services and operate recycling and composting facilities, which may cause the Company to incur substantial costs. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations but is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed or enforced, or any failure or delay in enactment or enforcement of legislation or regulations or funding of government agencies or programs, in the future may affect its operations. Such matters could have a material adverse impact on the Company's earnings for one or more fiscal quarters or years.

  The demand for certain of the services provided by the Company, particularly its hazardous waste management services, is dependent in part on the existence and enforcement of federal, state and foreign laws and regulations which govern the discharge of hazardous substances into the environment and on the funding of agencies and programs under such laws and regulations. Such businesses will be adversely affected to the extent that such laws or regulations are amended or repealed, with the effect of reducing the regulation of, or liability for, such activity, that the enforcement of such laws and regulations is lessened or that funding of agencies and programs under such laws and regulations is delayed or reduced. In particular, the EPA continues to consider proposals under RCRA to redefine the term "hazardous waste" for regulatory purposes. Under some such proposals, wastes containing minimal concentrations of hazardous substances would no longer be subject to the stringent record-keeping, handling, treatment and disposal rules applied to hazardous wastes under RCRA. Other EPA proposals would cause certain wastes which presently must be managed in TSCA-approved facilities to be eligible for disposal in facilities not approved under TSCA. These proposals would, if adopted, reduce the volume of wastes for which the Company's hazardous waste management services are needed.

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

  Because of the high level of public awareness of environmental issues, companies in the waste management services business, including the Company, may in the normal course of their business be expected periodically to become subject to judicial and administrative proceedings. Governmental agencies may seek to impose fines on the Company or revoke, deny renewal of, or modify the Company's operating permits or licenses. The Company is also subject to actions brought by private parties or special interest groups in connection with the permitting or licensing of its operations, alleging violations of such permits and licenses, or other matters. In addition, increasing governmental scrutiny of the environmental compliance records of the Company, CWM, WTI, Rust, Waste Management International or their affiliates could cause a private or public entity seeking waste management services to disqualify the Company from competing for one or more projects, on the grounds that these records display inadequate attention to environmental compliance.

WASTE MANAGEMENT SERVICES

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

  In March 1996, the EPA issued regulations that require large, municipal solid waste landfills to install and monitor systems to collect and control landfill gas. The regulations apply to landfills that are designed to accommodate 2.5 million cubic meters or more of municipal solid waste and that accepted waste for disposal after November 8, 1987, regardless of whether the site is active or closed. The date by which each affected landfill must have such a gas collection and control system depends on whether the landfill began operation before or after May 30, 1991. Landfills constructed, reconstructed, modified or first accepting waste after May 30, 1991 generally must have systems in place by late 1998. Older landfills generally will be regulated by the states and will be required to have landfill gas systems in place within approximately 30 months of EPA's approval of the state program. Many state solid waste regulations already require collection and control systems. Compliance with the new regulations is not expected to have a material adverse effect on the Company.

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

  All of Waste Management's and CWM's chemical waste treatment or disposal facilities in the United States have been issued permits under RCRA. The regulations governing issuance of permits contain detailed standards for hazardous waste facilities on matters such as waste analysis, security, inspections, training, preparedness and prevention, emergency procedures, reporting and recordkeeping. Once issued, a final permit has a maximum fixed term of 10 years, and such permits for land disposal facilities are required to be reviewed five years from the date of issuance. The issuing agency (either the EPA or an authorized state) may review or modify a permit at any time during its term.

  The Company believes that Waste Management and CWM maintain each of their operating treatment, storage or disposal facilities in substantial compliance with the applicable requirements promulgated pursuant to RCRA. It is possible, however, that the issuance or renewal of a permit could be made conditional upon the initiation or completion of modifications or corrective actions at facilities, which might involve substantial additional capital expenditures on the part of Waste Management or CWM. Although the Company is informed that Waste Management and CWM anticipate the reauthorization of each permit at the end of its term if the facility's operations are in compliance with applicable requirements, there can be no assurance that such will be the case.

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

TRASH-TO-ENERGY AND RELATED SERVICES

  WTI's business activities are subject to environmental regulation under federal, state and local laws and regulations, including the Clean Air Act, the Clean Water Act and RCRA. The Company believes that WTI's business is conducted in an environmentally responsible manner in material compliance with applicable laws and regulations. The Company does not anticipate that WTI's maintaining compliance with current requirements will result in any material decrease in earnings. There can be no assurance, however, that such requirements will not change so as to require significant additional expenditures. In particular, within the next several years, the air pollution control systems at certain trash-to-energy facilities owned or leased by WTI most likely will be required to be modified to comply with more stringent air pollution control standards adopted by the EPA in December 1995 for municipal waste combusters. The compliance dates will vary by facility, but, subject to the final decision in certain litigation which could result in up to an 18-month delay in the deadlines, all affected facilities most likely will be required to be in compliance with the standards by the end of the year 2000. Currently available technologies will be adequate to meet the new standards. Although the total expenditures required for such modifications are estimated to be $190 million to $230 million, they are not expected to have a material adverse effect on WTI's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements generally allow WTI to recover from customers the majority of incremental capital and operating costs. There can be no assurance, however, that in such event WTI would be able to recover, for each project, all such increased costs from its customers. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws, and enforcement policies thereunder, could affect the manner in which WTI operates its projects and conducts its business, including the handling, processing or disposal of the wastes, by-products and residues generated thereby.

  Also, in May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld non-regulatory means by which municipalities may effectively control the flow of municipal solid waste. There can be no assurance that such alternatives to regulatory flow control will in every case be found lawful. WTI's Gloucester County, New Jersey facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its solid waste regulatory flow control system, which was held to be unconstitutional, but stayed the injunction for as long as its ruling is on appeal plus an additional period of two years to enable the State to devise an alternative nondiscriminatory approach. The State has indicated that it will continue to enforce flow control during the two-year transition period and has filed an appeal of the Federal District Court's ruling. The New Jersey legislature is now considering a bill to authorize counties and authorities, including the Gloucester County Improvement Authority, which administers WTI's franchise there, to implement a constitutionally permissible system of "economic flow control" designed to recover waste disposal costs incurred in reliance on the state's franchise system. The Supreme Court's 1994 ruling and subsequent court decisions have not to date had a material adverse effect on any of WTI's trash-to-energy operations. Federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. In the event that such legislation is not adopted, WTI believes that affected municipalities will endeavor to implement alternative lawful means to continue controlling the flow of waste. In view of the uncertain state of the law at this time, however, WTI is unable to predict whether such efforts would be successful or what impact, if any, this matter might have on WTI's trash-to-energy facilities.

  WTI's energy facilities are also subject to the provisions of various energy-related laws and regulations, including the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The ability of WTI's trash-to-energy and small power production facilities to sell power to electric utilities on advantageous terms and conditions and to avoid burdensome public utility regulation has historically depended, in part, upon the applicability of certain provisions of PURPA, which generally exempts WTI from state and federal regulatory control over electricity prices charged by, and the finances of, WTI and its energy-producing subsidiaries. As the states and the United States Congress have accelerated their consideration of the manner in which economic efficiencies can be gained by deregulating the electric generation industry, utilities and others have taken the position that power sales agreements entered into pursuant to PURPA which provide for rates in excess of current market rates should be voidable as "stranded assets." WTI's 25 power production facilities are qualifying facilities under PURPA and depend on the sanctity of their power sales agreements for their economic viability. Although a repeal or modification of PURPA is possible within the next two years, WTI believes it unlikely that such action would retroactively abrogate the long-term contracts and rate orders pursuant to which most of WTI's existing projects sell electricity. Furthermore, the operations of WTI's existing trash-to-energy and other small power production facilities business are not expected to be materially and adversely affected if the various benefits of PURPA are repealed or substantially reduced on a prospective basis. Finally, the passage of the Energy Policy Act of 1992 created an alternative ownership mechanism by which WTI's future independent power projects would be able to participate in the electricity generation industry without the burdens of traditional public utility regulation. However, WTI can give no assurances that future utility restructurings, court decisions or legislative or administrative action in this area will not have a material adverse impact on WTI's financial position or results of operations.

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

  In addition to the foregoing provisions, RCRA regulations require the Company to demonstrate financial responsibility for possible bodily injury and property damage to third parties caused by both sudden and nonsudden accidental occurrences. See "Insurance" below. Also, RCRA regulations require the Company to provide financial assurance that funds will be available when needed for closure and post-closure care at its waste treatment, storage and disposal facilities, the costs of which could be substantial. Such regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test and a guarantee by a parent corporation. Under RCRA regulations, a company must pay the closure costs for a waste treatment, storage or disposal facility owned by it upon the closure of the facility and thereafter pay post-closure care costs. If such a facility is closed prior to its originally anticipated time, it is unlikely that sufficient funds or reserves will have been accrued over the life of the facility to provide for such costs, and the owner of the facility could suffer a material adverse impact as a result. Consequently, it may be difficult to close such facilities to reduce operating costs at times when, as is currently the case in the hazardous waste services industry, excess treatment, storage or disposal capacity exists.

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

  Superfund created a revolving fund to be used by the federal government to pay for the cleanup efforts. For the federal government's 1996 fiscal year, a maximum of approximately $1.4 billion of Superfund spending was authorized. The federal government has also approved approximately the same amount of 1997 Superfund spending authorization.

  The U. S. Congress is expected to consider reauthorization and revision of the Superfund statute in 1997. In addition to possible changes in the statute's funding mechanisms and provisions for allocating cleanup responsibility, it is possible that Congress also will fundamentally alter the statute's provisions governing the selection of appropriate site cleanup remedies. For example, Congress may consider whether to continue Superfund's current reliance on stringent technology standards issued under other statutes (such as RCRA) to govern removal and treatment of remediation wastes or to adopt new approaches such as national or site-specific risk based standards. This and other potential policy changes could significantly affect the stringency and extent of site remediation, the types of remediation techniques that will be employed, and the degree to which permitted hazardous waste management facilities will be used for remediation wastes. In addition, Congress may consider revision of the liability imposed by the Superfund law for remediation of contamination caused prior to a party's acquisition of a contaminated site, which could reduce the remediation obligations of the Company and others who currently are jointly and severally liable for remediation obligations under Superfund.

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

  The Treaty on European Union, signed in December 1991, came into force in November 1993. The Treaty applies the principle of "sustainable development" as a key component of EU policy-making and requires that environmental protection be integrated into the definition and application of all EU laws. It also introduced a new procedure for the adoption of waste management legislation (other than for proposals of a primarily fiscal nature), which may result in the speedier implementation of EU waste laws.

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

COMPETITION

  Waste Management encounters intense competition, primarily in the pricing and rendering of services, from various sources in all phases of its waste management and related operations. In the solid waste collection phase, competition is encountered, for the most part, from national, regional and local collection companies as well as from municipalities and counties (which, through use of tax revenues, may be able to provide such services at lower direct charges to the customer than can Waste Management) and some large commercial and industrial companies which handle their own waste collection. In the solid waste transfer, resource recovery and disposal phases of its operations, competition is encountered primarily from municipalities, counties, local governmental agencies, other national or regional waste management companies and certain large corporations not primarily involved in the solid waste management services business. The Company also encounters intense competition in pricing and rendering of services in its portable sanitation service business, and the on-site industrial cleaning services business of Rust managed by Waste Management, from numerous large and small competitors. In addition, Rust's program and facilities management business encounters intense competition, primarily in pricing, quality and reliability of services, from various sources in all aspects of its business.

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

  Pursuant to the First Amended and Restated International Business Opportunities Agreement, dated January 1, 1993, by and among CWM, WTI, Waste Management International, Inc., Waste Management International, Rust and the Company (as amended, the "IBOA"), each of CWM, WTI, Rust and the Company has agreed that, until the later of July 1, 2000 or the date on which the Company ceases to beneficially own a majority of the outstanding voting equity interests of such subsidiary or ceases to beneficially own a majority of the outstanding voting equity interests of Waste Management International, and in each case no longer has an option to obtain such ownership, such subsidiary or the Company will not engage (except through Waste Management International) in waste management services; design, development, construction and operation of trash-to-energy facilities in Italy or Germany; collection, storage, processing, treatment or disposal of hazardous wastes (including hazardous substance remediation services); or design, engineering and construction (where the customer is seeking third-party operation), operation and maintenance of water, wastewater and sewage treatment facilities (including facilities for treating hazardous waste streams whether or not the customer is seeking third-party operation) outside North America (i.e., the United States, its territories and possessions, Canada and Mexico) (the "Waste Management International Allocated Activities"), except with respect to licensing of technology and minor interests of CWM, WTI or Rust in publicly held entities. WTI may engage outside North America in the design, engineering, construction, operation and maintenance of chimneys and air pollution control facilities (the "WTI Allocated Activities"). Rust may engage outside North America in activities relating to industrial facility and power plant maintenance services (the "Rust Allocated Activities"). Sales by the Company of recyclables, licensing of technology and minor investments by the Company in publicly held entities are also permitted activities of the Company outside North America. Waste Management International has agreed that for the same time periods as are applicable to CWM, WTI, Rust and the Company above in this paragraph, it will not engage in North America in the type of activities included within the Waste Management International Allocated Activities outside North America and will not engage in the WTI Allocated Activities or the Rust Allocated Activities. Businesses or assets acquired by a party to the IBOA which are in the domain of another party thereto (according to the allocations described above) must be offered for sale to the other party at fair market value.

  In addition, WTI and Waste Management International have entered into an agreement whereby WTI will have primary responsibility for the early-stage development of trash-to-energy projects outside North America (except in Italy and Germany) and Waste Management International will have the right to acquire up to 49% of all equity of any such project available to Waste Management International, WTI and their affiliates, with WTI or other investors owning the balance. This arrangement is non-cancelable by WTI or Waste Management International without the other's consent prior to 2000. If the arrangement is canceled, the right to develop trash-to-energy projects reverts to being part of the Waste Management International Allocated Activities.

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

  In addition, in connection with the transfer by Rust of its hazardous and radioactive substance remediation business in 1995 and its scaffolding rental and erection business in 1996, the Company and Rust agreed with the respective purchasers not to engage in providing those services in North America prior to 2002 (in the case of the remediation business) and 2001 (in the case of the scaffolding business). In connection with WTI's sale of its water process, manufacturing and custom engineering business, WMX and WTI agreed with the purchaser not to engage in such business in the United States or any other country in which WTI conducted such business at the time of sale until 2001.

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

EMPLOYEES

  WMX Technologies and its subsidiaries employ a total of approximately 59,700 persons in their worldwide continuing operations. Of this number, the Company employs approximately 38,400 persons in its North American solid and hazardous waste management services operations (excluding employees of the Rust on-site industrial cleaning services business operated by Waste Management). Of this total, approximately 29,100 persons (including 2,400 contract workers) are employed in solid and hazardous waste collection, transfer, resource recovery and disposal activities, and approximately 9,300 in managerial, executive, sales, clerical, data processing and other solid waste and related activities.

  As of December 31, 1996, Waste Management International employed approximately 16,500 persons. Of this number, approximately 12,700 persons were employed in its collection services operations, 2,400 in its treatment and disposal services operations and 1,400 in administrative functions.

  WTI has approximately 2,100 full-time employees in its continuing operations.

  Rust employed approximately 2,700 persons at December 31, 1996 in the on-site industrial cleaning services business managed by Waste Management and Rust's program and facilities management services business.

ACQUISITIONS AND DISPOSITIONS

  Since August 1971, the Company has acquired a number of companies, and certain assets of other companies, engaged in various phases of the environmental services industry. See Note 4 to the Company's Consolidated Financial Statements filed as an exhibit to this report and incorporated herein by reference. The amounts and types of consideration generally have been determined by direct negotiations with the owners of the businesses acquired. In most instances, the owners of the acquired businesses were few in number, and often certain key former owners have continued to operate the businesses following acquisition by the Company. During 1996, the Company continued to acquire additional operations in the waste management services industry.

  Acquisitions have historically contributed significantly to the Company's growth. However, in recent years the Company's acquisition activity relative to the size of its revenue base has significantly decreased, and the Company has disposed of significant amounts of non-waste management services businesses and assets, as well as underperforming or poorly positioned waste management services businesses. As it focuses on its core waste management services business, the Company intends to continue engaging in such dispositions. See below. The Company's growth prospects may be affected by the decision to engage in such dispositions and by the availability of additional business acquisitions at reasonable prices and the Company's ability to finance such acquisitions. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" filed as an exhibit to this report and incorporated herein by reference for a discussion of capital expenditures by the Company, including acquisitions. Other well-capitalized companies also compete intensely for businesses available to be acquired.

  The acquisition of businesses entails certain inherent risks. Although the Company reviews businesses to be acquired, because of the nature of the liabilities involved in these businesses, there can be liabilities which will not become known until after the transactions are consummated. The Company seeks to minimize the impact of these liabilities and expenditures by attempting to obtain indemnities and warranties from the seller which may be supported by deferring payment of a portion of the purchase price. These indemnities and warranties, if obtained, may not, however, fully cover the liabilities due to their limited scope, amount, or duration, the financial limitations of the indemnitor or warrantor, or other reasons. Businesses purchased may require expenditures to make up for deferred maintenance and to improve the quality or quantity of assets acquired. In certain cases, the Company establishes reserves in respect of the anticipated costs of remediation for acquired sites.

  In June 1996, Rust sold its process engineering and construction business to Raytheon Engineering Inc.

  In September 1996, Rust sold its scaffolding rental and erection services business to Brand Scaffold Services, Inc. for approximately $190 million.

  In December 1996, WTI sold its water process, manufacturing and custom engineering business to United States Filter Corporation ("U.S. Filter") for approximately $370 million.

  Also in December 1996, Waste Management International announced plans to sell its approximately 20% interest in Wessex. The sale was completed in February 1997.

  In addition, as part of its program to dispose of approximately $1.5 billion of non-core or underperforming assets over the next 18 to 24 months, the Company has announced the following:

  . an agreement reached in February 1997 to sell its approximately 20% interest in ServiceMaster to ServiceMaster for approximately $626 million in the second quarter of 1997, subject to ServiceMaster's reaching suitable agreements with its lenders;

  . the planned sale by WTI of its remaining water services business to U.S. Filter for approximately $77 million;

  . the planned sale by Rust of its remaining domestic and international engineering and consulting business;

  . the planned sale of approximately $400 million of non-integrated waste management services businesses in North America;

  . reduced investment by Waste Management International in all or parts of businesses in France, Spain and Austria by creating joint ventures or selling operations within these countries; and

  .  the planned sale of non-core and non-contributing real estate holdings.

ITEM 2. PROPERTIES.

  The principal property and equipment of the Company consists of land (primarily disposal sites), buildings and waste treatment or processing facilities (other than disposal sites), and vehicles and equipment, which as of December 31, 1996 represented approximately 20%, 6% and 27%, respectively, of the Company's total consolidated assets. The Company believes that its vehicles, equipment and operating properties are well maintained and suitable for its current operations. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" filed as an exhibit to this report and incorporated by reference herein for a discussion of property and equipment expenditures by the Company for the last three years and the capital budget for 1997. The Company's subsidiaries lease numerous office and operating facilities throughout the world. For the year ended December 31, 1996, aggregate annual rental payments on real estate leased by the Company and its subsidiaries approximated $103.8 million.

  The principal fixed assets of Waste Management consist of vehicles and equipment (which include, among other items, approximately 21,400 collection and transfer vehicles, 1.6 million containers and 25,100 stationary compactors in the United States and Canada). Waste Management owns or leases real property in most states and Canadian provinces in which it is doing business. At December 31, 1996, 105 solid waste disposal facilities, aggregating approximately 66,400 total acres, including approximately 15,950 permitted acres, were owned by Waste Management in the United States and Canada and 28 facilities, aggregating approximately 13,725 total acres, including approximately 5,750 permitted acres, were leased from parties not affiliated with Waste Management under leases expiring from 1997 to 2085. At December 31, 1996, the Company owned or leased in the United States a total of nine treatment, storage or disposal facilities. At such date, the Company's seven United States chemical waste facilities with secure land disposal sites aggregated approximately 7,875 acres, including approximately 1,475 permitted acres.

  The principal property and equipment of Waste Management International consist of land (primarily disposal sites) and vehicles and equipment, which as of December 31, 1996 represented approximately 8.8% and 19.7%, respectively, of Waste Management International's assets. The principal fixed assets utilized in Waste Management International's collection services operations at December 31, 1996, consisted of vehicles and equipment (which included, among other items, approximately 7,000 collection, transportation, and other route vehicles and approximately 260 pieces of landfill and other heavy equipment), and approximately 307,000 containers, including approximately 3,850 stationary compactors. In addition, Waste Management International owns approximately 730 pieces of hazardous waste equipment, consisting predominately of containers and collection vehicles. The principal fixed assets utilized in Waste Management International's treatment and disposal services operations at December 31, 1996, consisted of 56 landfills, 26 waste treatment facilities, 85 recycling and recyclables processing facilities, eight incinerators and various other manufacturing, office and warehouse facilities owned, leased or operated by Waste Management International.

  WTI currently owns, operates or leases 16 trash-to-energy facilities, eight cogeneration and small power production facilities, two coal handling facilities, three biosolids drying, pelletizing and composting facilities, one wastewater treatment plant and various other manufacturing, office and warehouse facilities. Facilities leased or operated (but not owned) by WTI are under leases or agreements having terms expiring from the years 1998 to 2020, subject to renewal options in certain cases.

ITEM 3. LEGAL PROCEEDINGS.

  The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities.

  In December 1996, a CWM subsidiary paid a civil penalty of $100,000 to settle an administrative proceeding brought by the New York State Department of Environmental Conservation involving alleged violation by the subsidiary of leachate management regulations from 1994 to 1996 at the subsidiary's Model City, New York facility. In settling this matter, the subsidiary did not admit any violation of law.

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

  As of December 31, 1996, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 103 locations listed on the Superfund National Priority List ("NPL"). Of the 103 NPL sites at which claims have been made against the Company, 18 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially sited by others as land disposal facilities. At each of the 18 owned facilities, the Company is working in conjunction with the government to characterize or to remediate identified site problems. In addition, at these 18 facilities the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 85 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are substantially uncertain.

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

  A subsidiary of the Company has been involved in litigation challenging a municipal zoning ordinance which restricted the height of its New Milford, Connecticut landfill to a level below that allowed by the permit previously issued by the Connecticut Department of Environmental Protection ("DEP"). Although a lower court had declared the zoning ordinance's height limitation unconstitutional, the Connecticut Supreme Court reversed that ruling and remanded the case for further proceedings in the Superior Court in the judicial district of Litchfield. In November 1995, the Superior Court ordered the Company's subsidiary to apply to the DEP for permission to remove all waste above the height allowed by the zoning ordinance. The Connecticut Supreme Court has upheld that ruling. The Company believes that removal of such waste is an inappropriate remedy and is seeking an alternative resolution of the issue. The Company is unable to predict the outcome of the issue or any removal action that may ultimately be required as a result of the permitting process. However, the subsidiary could incur substantial costs, which could vary significantly depending upon the nature of any plan which is eventually approved by applicable regulatory authorities for removing the waste, the actual volume of waste to be moved and other currently unforeseeable factors and which could have a material adverse effect on the Company's financial condition and results of operations in one or more future periods.

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

  The Company has brought suit against a substantial number of insurance carriers in an action entitled Waste Management, Inc. et al. v. The Admiral Insurance Company, et al. pending in the Superior Court in Hudson County, New Jersey. In this action the Company is seeking a declaratory judgment that environmental liabilities asserted against the Company or its subsidiaries, or that may be asserted in the future, are covered by insurance policies purchased by the Company or its subsidiaries. The Company is also seeking to recover defense costs and other damages incurred as a result of the assertion of environmental liabilities against the Company or its subsidiaries for events occurring over at least the last 25 years at approximately 140 sites and the defendant insurance carriers' denial of coverage of such liabilities. The defendants have denied liability to the Company and have asserted various defenses, including that environmental liabilities of the type for which the Company is seeking relief are not risks covered by the insurance policies in question. The defendants are contesting these claims vigorously. Discovery is nearly complete as to the 12 sites in the first phase of the case and discovery is expected to continue for several years as to the remaining sites. A trial date has been set for October 14, 1997 as to the first phase sites. No trial date has been set as to the remaining sites. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's financial statements for potential recoveries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to the Company's security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names and ages of the Company's executive officers (as defined by regulations of the Securities and Exchange Commission), the positions they hold with the Company and summaries of their business experience. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

  Dean L. Buntrock, age 65, has been a director of the Company and has served as Chairman of the Board of the Company since 1968. Since February 1997, he has served as acting Chief Executive Officer. He had previously served as Chief Executive Officer from 1968 to June 1996. From September 1980 to November 1984, he also served as President. Mr. Buntrock is also a director of WTI, Waste Management International and Boston Chicken, Inc.

  Herbert A. Getz, age 41, has been a Senior Vice President of the Company since May 1995, a Vice President of the Company since May 1990 and General Counsel since August 1992. He has also been Secretary of the Company since January 1988. He also served as Assistant General Counsel of the Company from December 1985 until August 1992. Mr. Getz has also held the offices of Vice President, General Counsel and Secretary at Waste Management from April 1989 until December 1993, and Vice President and Secretary of Rust from January 1993 to May 1994. He has also served as Secretary of WTI from July 1995 to January 1997, a position he previously held, as well as being the General Counsel of WTI, from November 1990 until May 1993. Mr. Getz commenced employment with the Company in 1983. He is a director of NSC and OHM.

  Thomas C. Hau, age 61, has been a Vice President and the Controller and Principal Accounting Officer of the Company since he commenced employment with the Company in September 1990. From 1971 until his employment by the Company, Mr. Hau was a partner of Arthur Andersen LLP.

  Joseph M. Holsten, age 44, has been Executive Vice President and Chief Operating Officer of the Company since February 1997. He was Chief Executive Officer of Waste Management International from July 1995 to March 1997. From October 1993 to July 1995, he was Executive Vice President and Chief Financial Officer of Waste Management. Mr. Holsten was Vice President of Acquisitions and Project Development for Waste Management International from April 1992 to August 1993 and Vice President, Chief Financial Officer and Treasurer of Rust from September to October 1993. Mr. Holsten has been employed by the Company since 1981.

  James E. Koenig, age 49, has been Executive Vice President of the Company since February 1997. He was a Senior Vice President of the Company from May 1992 to February 1997, Treasurer of the Company from 1986 to July 1996 and Chief Financial Officer of the Company from 1989 to February 1997. Mr. Koenig first became a Vice President of the Company in 1986. From 1984 to 1986, Mr. Koenig was Staff Vice President and Assistant to the Chief Financial Officer of the Company. Mr. Koenig has been employed by the Company since 1977. Mr. Koenig also served as Vice President, Chief Financial Officer and Treasurer of WTI from November 1990 to May 1993. He also serves as a director of WTI, Waste Management International and OHM.

  D. P. Payne, age 54, has been a Senior Vice President of the Company since April 1995, a position he previously held from 1990 to 1993. He also served as President and Chief Executive Officer and a director of CWM from September 1991 to March 1995. Mr. Payne has been employed by the Company since 1990.

  John D. Sanford, age 43, has been Senior Vice President and Chief Financial Officer of the Company since February 1997. He also has been Treasurer since July 1996. He was Vice President--Project Finance of the Company from March 1996 to February 1997. He was also the Vice President, Chief Financial Officer and Treasurer of WTI from 1993 to February 1997 and Executive Vice President of WTI from 1995 to February 1997. From February to May 1993, Mr. Sanford was Staff Vice President--Finance of WTI. He also served as Vice President and Chief Financial Officer of WTI's Wheelabrator Energy Systems Inc. subsidiary from 1987 to 1993.

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

                                              1995 QUARTERLY
                                                  SUMMARY
                                              ---------------   CASH DIVIDENDS
                                               HIGH     LOW   DECLARED PER SHARE
                                              ------- ------- ------------------
First........................................ $29 5/8 $25 3/4        $.15
Second.......................................  28 3/4  26 3/4         .15
Third........................................  32 1/2  28 1/4         .15
Fourth.......................................  30 7/8  26 3/8         .15
                                              1996 QUARTERLY
                                                  SUMMARY
                                              ---------------   CASH DIVIDENDS
                                               HIGH     LOW   DECLARED PER SHARE
                                              ------- ------- ------------------
First........................................ $32 1/8 $27 3/4        $.15
Second.......................................  36 1/8  31 5/8         .16
Third........................................  33 1/4  28 5/8         .16
Fourth.......................................  36 5/8  32 1/8         .16

  At March 19, 1997, the Company had approximately 50,000 stockholders of record.

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

  From September 1990 to December 1995, WMX Technologies maintained a program for the purchase of up to 25,000,000 shares of its common stock from time to time in the open market or in privately negotiated transactions. No Company shares were repurchased under this program in 1995. In December 1995, the Company terminated that program and announced that its Board of Directors had authorized the repurchase by the Company of up to an additional 25,000,000 shares of the Company's common stock from time to time over the following 24-month period in open market or privately negotiated transactions. During 1996, the Company purchased 14,390,000 shares pursuant to this program at a cost of approximately $473,560,000. In February 1997, the Company's Board of Directors approved a new repurchase program to replace the program approved in December 1995. Under the new program, the Company is authorized to purchase during 1997 and 1998 up to 50 million shares of its common stock in the open market, in privately negotiated transactions or through issuer tender offers.

  During 1994, 1995 and 1996, the Company sold put options on 42.3 million shares of its common stock in conjunction with the repurchase program. The put options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares, in lieu of repurchasing the stock. For information concerning the exercise or expiration of these put options and related information, see "Management's Discussion and Analysis of Results of Operations and Financial Condition-- Financial Condition--Capital Structure" incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected consolidated financial information for each of the five years in the period ended December 31, 1996 is derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is incorporated by reference in this report. The information below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's Consolidated Financial Statements, and the related Notes, and the other financial information which are filed as exhibits to this report and incorporated herein by reference.

                                           YEAR ENDED DECEMBER 31
                         -----------------------------------------------------------
                           1992(1)   1993(2)(3)    1994(3)   1995(3)(4)  1996(3)(5)
                         ----------- ----------- ----------- ----------- -----------
                                  (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)
Revenue from continuing
 operations............. $ 8,661,027 $ 7,827,280 $ 8,482,718 $ 9,053,018 $ 9,186,970
Income from continuing
 operations............. $   850,036 $   418,086 $   742,306 $   618,243 $   477,791
Earnings per common and
 common equivalent
 share--continuing
 operations............. $      1.72 $       .86 $      1.53 $      1.27 $       .97
Total assets............ $14,114,180 $16,080,265 $17,083,042 $18,364,274 $18,366,592
Long-term debt, less
 portion payable within
 one year............... $ 4,312,511 $ 6,143,685 $ 6,024,478 $ 6,390,041 $ 6,971,607
Dividends per share..... $       .50 $       .58 $       .60 $       .60 $       .63

--------
(1) The results for 1992 include a non-taxable gain of $240,000,000 (before minority interest) resulting from the initial public offering of Waste Management International, special charges of $219,900,000 (before tax and minority interest) primarily related to writedowns of the Company's medical waste business, CWM incinerators in Chicago, Illinois and Tijuana, Mexico and a former subsidiary's investment in its asbestos abatement business and certain restructuring costs incurred by the subsidiary and CWM related to the formation of Rust, and one time after-tax charges aggregating $71,139,000, or $.14 per share, related to the cumulative effect of adopting two new accounting standards.
(2) The results for 1993 include a non-taxable gain of $15,109,000 (before minority interest) relating to the issuance of shares by Rust, as well as the Company's share of a special asset revaluation and restructuring charge of $550,000,000 (before tax and minority interest) recorded by CWM related primarily to a revaluation of CWM's thermal treatment business, and a provision of approximately $14,000,000 to adjust deferred income taxes resulting from the 1993 tax law change.
(3) In 1995, the Rust Board of Directors approved a plan to sell or otherwise discontinue Rust's process engineering, construction, specialty contracting and similar lines of business. During 1996, the sale of the industrial process engineering and construction businesses, based in Birmingham, Alabama, was completed. In 1996, WTI sold its water process systems and equipment manufacturing businesses, and Rust sold its industrial scaffolding business. WTI entered into an agreement to sell its water and wastewater facility operations and privatization business and Rust began implementing plans to exit its remaining domestic and international engineering and consulting business. CWM is also exiting its fuels blending business. Accordingly, these businesses have been segregated as discontinued operations in the financial statements since 1993. It is not practical to restate periods prior to the formation of Rust on January 1, 1993, for the discontinued operations. See Note 15 to the Company's Consolidated Financial Statements.
(4) The results for 1995 include a special charge of $140,600,000 (before tax) recorded by CWM, primarily to write off its investment in facilities and technologies that it abandoned because they do not meet customer service or performance objectives, and a special charge of $194,600,000 (before tax and minority interest) recorded by Waste Management International relating to actions it is taking to sell or otherwise dispose of non-core businesses and investments, as well as core businesses and investments in low potential markets, abandon certain hazardous waste treatment and processing technologies, and streamline its country management organization. See Note 14 to the Company's Consolidated Financial Statements.
(5) The results for 1996 include special charges of $107,900,000 (before minority interest) related to Waste Management International's sale of its investment in Wessex and a charge of $169,500,000 (before minority interest) to revalue its investments in France, Austria and Spain in contemplation of exiting all or part of these markets or forming joint ventures and to write off an investment in a hazardous waste disposal facility. Also in 1996, the Company and CWM recorded special charges of $255,000,000 (before tax) for reengineering their finance and administrative functions and increasing reserves for certain litigation. See Note 14 to the Company's Consolidated Financial Statements.
(6) Certain amounts have been restated to conform to 1996 classifications.

  Reference is made to the ratio of earnings to fixed charges for each of the years in the five-year period ended December 31, 1996, as set forth in Exhibit 12 to this report, which ratios are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

  Reference is made to Management's Discussion and Analysis of Results of Operations and Financial Condition set forth on pages 8 to 15 of the Company's 1996 Annual Report to Stockholders (the "Annual Report"), which discussion is filed as an exhibit to this report and incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  (a) The Consolidated Balance Sheets as of December 31, 1995 and 1996, Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1996 and Notes to Consolidated Financial Statements set forth on pages 17 to 36 of the Annual Report are filed as an exhibit to this report and incorporated herein by reference.

  (b) Selected Quarterly Financial Data (Unaudited) is set forth in Note 17 to the Consolidated Financial Statements referred to in Item 8(a) above and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Reference is made to the information set forth in the 15 paragraphs under the caption "Election of Directors" beginning on page 2 of the Company's proxy statement for the annual meeting scheduled for May 9, 1997 (the "Proxy Statement") for a description of the directors and a director nominee of the Company, which paragraphs are incorporated herein by reference. Information concerning the executive officers of the Company is set forth above under "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

  Reference is made to the information set forth under the caption "Compensation" on pages 11 through 17 of the Proxy Statement, which information, is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Reference is made to the paragraph under the caption "Compensation Committee Interlocks and Insider Participation" on page 17 of the Proxy Statement and the information set forth under the caption "Certain Transactions" beginning on page 27 of the Proxy Statement for certain information with respect to certain relationships and related transactions, which paragraphs are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K.

  (a) Financial Statements, Schedule and Exhibits.

  I. Financial Statements--filed as an exhibit hereto and incorporated herein by reference.

      (i) Consolidated Statements of Income for the three years ended December 31, 1996;

      (ii) Consolidated Balance Sheets--December 31, 1995 and 1996;

      (iii) Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1996;

      (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 1996;

      (v) Notes to Consolidated Financial Statements; and

      (vi) Report of Independent Public Accountants.

  II. Schedule

      (i) Schedule II--Valuation and Qualifying Accounts

      (ii) Report of Independent Public Accountants on Schedule

    All other schedules have been omitted because the required information is not significant or is included in the financial statements or the notes thereto, or is not applicable.

  III. Exhibits.

    The exhibits to this report are listed in the Exhibit Index elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

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

      (ii) WMX Technologies, Inc. 1982 Stock Option Plan, as amended to March 11, 1988 (Exhibit 10.3 to registrant's 1988 annual report on Form 10-K)

      (iii) Deferred Director's Fee Plan, as amended (Exhibit 10.3 to registrant's 1990 annual report on Form 10-K)

      (iv) Director's Phantom Stock Plan (Exhibit 10.9 to registrant's 1984 annual report on Form 10-K)

      (v) Amended and Restated Employment Agreement, dated as of June 17, 1996, by and between the registrant and Phillip B. Rooney (Exhibit 10.1 to registrant's report on Form 10-Q for the quarter ended September 30,
    1996)

      (vi) WMX Technologies, Inc. Corporate Incentive Bonus Plan (Exhibit B to registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders)

      (vii) WMX Technologies, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 24, 1995 (Exhibit 10.7 to registrant's 1995 annual report on Form 10-K)

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

      (xi) WMX Technologies, Inc. Non-Qualified Profit Sharing and Savings Plus Plan (Exhibit 10.11 to registrant's 1995 annual report on Form 10-
    K)

      (xii) Amendment No. 1 to WMX Technologies Inc. Non-Qualified Profit Sharing and Savings Plus Plan (filed with this report)

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

      (xxi) Employment Agreement dated as of April 1, 1995 between the registrant and D. P. Payne (Exhibit 10.21 to registrant's 1995 annual report on Form 10-K)

      (xxii) WMX Technologies, Inc. 1992 Stock Option Plan (Exhibit 10.31 to registrant's registration statement on Form S-1, Registration No. 33-44849)

      (xxiii) WMX Technologies, Inc. Amended and Restated 1992 Stock Option Plan for Non-Employee Directors (filed with their report)

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

      (xxxi) Employment Agreement dated as of August 15, 1996 between the registrant and James E. Koeing (Exhibit 10.2 to registrant's report on Form 10-Q for the quarter ended September 30, 1996)

      (xxxii) Employment Agreement dated as of August 15, 1996 between the registrant and Herbert A. Getz (Exhibit 10.3 to registrant's report on Form 10-Q for the quarter ended September 30, 1996)

      (xxxiii) Restricted Stock Agreement dated as of August 15, 1996 between the registrant and James E. Koenig (Exhibit 10.4 to registrant's report on Form 10-Q for the quarter ended September 30,
    1996)

      (xxxiv) Restricted Stock Agreement dated as of August 15, 1996 between the registrant and Herbert A. Getz (Exhibit 10.5 to registrant's report on Form 10-Q for the quarter ended September 30,
    1996)

      (xxxv) Letter Agreement dated as of February 17, 1997 between the registrant and Phillip B. Rooney (filed with this report)

      (xxxvi) WMX Technologies, Inc. 1997 Equity Incentive Plan (Exhibit A to registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders)
--------
* In the case of reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management's file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

  (b) Reports on Form 8-K.

  During the fourth quarter of 1996, the Company filed reports on Form 8-K as follows:

    (i) a report dated December 13, 1996 reporting under item 5 the issuance of a news release indicating that CWM would appeal the decision of the United States District Court for the Western District of Tennessee in Memphis, Tennessee, which held CWM liable for approximately $76.5 million in contract damages and $15 million in punitive damages in a dispute with the former owners of CWM's Emelle, Alabama hazardous waste landfill and the possibility that the Company might record a charge in the fourth quarter of 1996 that would have a material adverse effect on the registrant's results of operations; and

    (ii) a report dated December 18, 1996 reporting under item 5 the issuance of a news release announcing that (a) Waste Management International had reached an agreement with Wessex Water Plc ("Wessex") to sell its 19.5% equity investment in Wessex, (b) the agreement would generate a charge in the fourth quarter of 1996 of approximately $88 million after tax, or $.18 per share, and have a $.04 per share negative impact on the Company's 1997 earnings, (c) upon completion of the Wessex transaction the Company will have generated nearly $1 billion in cash from the disposition of non-core and underperforming assets, the target it established in May 1996, and (d) the registrant expects to monetize additional assets, including other non-core equity investments, real estate and underperforming core businesses.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULE

                                ($000'S OMITTED)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                               EFFECT OF
                          BALANCE  CHARGED ACCOUNTS             FOREIGN   BALANCE
                         BEGINNING   TO    WRITTEN             CURRENCY   END OF
                          OF YEAR  INCOME    OFF     OTHER(A) TRANSLATION  YEAR
                         --------- ------- --------  -------- ----------- -------
1994--Reserve for
 doubtful accounts (B)
 (C)....................  $57,279  $33,720 $(38,621)  $5,072    $1,760    $59,210
                          =======  ======= ========   ======    ======    =======
1995--Reserve for
 doubtful accounts (C)..  $59,210  $38,914 $(39,224)  $1,814    $1,213    $61,927
                          =======  ======= ========   ======    ======    =======
1996--Reserve for
 doubtful accounts......  $61,927  $39,148 $(57,681)  $4,374    $ (245)   $47,523
                          =======  ======= ========   ======    ======    =======

--------
(A) Reserves of companies accounted for as purchases.
(B) Includes reserves for doubtful long-term notes receivable.
(C) Restated to exclude discontinued operations.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To WMX Technologies, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the WMX Technologies, Inc. Annual Report to Stockholders for 1996 filed as an exhibit to and incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule included on page 38 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 3, 1997

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN OAK BROOK, ILLINOIS ON THE 26TH DAY OF MARCH 1997.

                                          WMX Technologies, Inc.

                                                   /s/ Dean L. Buntrock
                                          By __________________________________
                                             DEAN L. BUNTROCK CHAIRMAN OF THE
                                             BOARD AND CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

              SIGNATURE                        TITLE                 DATE

        /s/ Dean L. Buntrock           Director, Chairman
-------------------------------------   of the Board and
          DEAN L. BUNTROCK              Chief Executive
                                        Officer

        /s/ Jerry E. Dempsey           Director
-------------------------------------
          JERRY E. DEMPSEY

         /s/ Donald F. Flynn           Director
-------------------------------------
           DONALD F. FLYNN


          /s/ Peer Pedersen            Director
-------------------------------------
            PEER PEDERSEN

        /s/ James R. Peterson          Director
-------------------------------------
          JAMES R. PETERSON

     /s/ Alexander B. Trowbridge       Director
-------------------------------------
       ALEXANDER B. TROWBRIDGE

        /s/ H. Jesse Arnelle           Director
-------------------------------------
          H. JESSE ARNELLE

    /s/ Pastora San Juan Cafferty      Director
-------------------------------------
      PASTORA SAN JUAN CAFFERTY                                 March 26, 1997

        /s/ James B. Edwards           Director
-------------------------------------
          JAMES B. EDWARDS

        /s/ Paul M. Montrone           Director
-------------------------------------
          PAUL M. MONTRONE

       /s/ Steven G. Rothmeier         Director
-------------------------------------
         STEVEN G. ROTHMEIER

        /s/ Peter H. Huizenga          Director
-------------------------------------
          PETER H. HUIZENGA

      /s/ Howard H. Baker, Jr.         Director
-------------------------------------
        HOWARD H. BAKER, JR.

          /s/ Thomas C. Hau            Vice President,
-------------------------------------   Controller and
            THOMAS C. HAU               Principal
                                        Accounting Officer

         /s/ John D. Sanford           Senior Vice
-------------------------------------   President, Chief
           JOHN D. SANFORD              Financial Officer,
                                        Treasurer and
                                        Principal Financial
                                        Officer

                            WMX TECHNOLOGIES, INC.

                                 EXHIBIT INDEX

 NUMBER AND DESCRIPTION OF EXHIBIT*
 ----------------------------------
  1.     Inapplicable
  2.     Inapplicable
  3.1(a) Restated Certificate of Incorporation of registrant, as amended as of
         May 24, 1985 (incorporated by reference to Exhibit 4.1 to registrant's report on Form 10-Q for the quarter ended June 30, 1985)
  3.1(b) Certificate of Amendment of Restated Certificate of Incorporation of
         registrant, recorded May 23, 1986 (incorporated by reference to
         Exhibit 4(c) to registrant's registration statement on Form S-8,
         Registration No. 33-6265)
  3.1(c) Certificate of Designation of Preferred Stock of registrant, filed
         January 30, 1987 (incorporated by reference to Exhibit 3.1(c) to registrant's 1986 annual report on Form 10-K)
  3.1(d) Certificate of Amendment of Restated Certificate of Incorporation of
         registrant, recorded May 15, 1987 (incorporated by reference to
         Exhibit 4.5(d) to registrant's registration statement on Form S-4,
         Registration No. 33-15518)
  3.1(e) Certificate of Amendment of Restated Certificate of Incorporation of
         registrant, filed May 19, 1989 (incorporated by reference to Exhibit
         3(e) to registrant's registration statement on Form S-3, Registration
         No. 33-30190)
  3.1(f) Certificate of Amendment of Restated Certificate of Incorporation of
         registrant, filed May 18, 1990 (incorporated by reference to Exhibit
         4(h) to registrant's registration statement on Form S-8, Registration
         No. 33-35936)
  3.1(g) Certificate of Amendment of Restated Certificate of Incorporation of
         registrant, filed May 14, 1993 (incorporated by reference to Exhibit
         4(a) to registrant's report on Form 8-K dated May 14, 1993)
  3.1(h) Conformed copy of Restated Certificate of Incorporation of registrant, as amended (incorporated by reference to Exhibit 4(b) to registrant's report on Form 8-K dated May 14, 1993)
  3.2    By-laws of registrant, as amended and restated as of January 30, 1997
  4.1(a) Trust Indenture dated as of August 1, 1989 (incorporated by reference to Exhibit 4.3(a) to registrant's 1990 annual report on Form 10-K)
  4.1(b) First Supplemental Indenture dated as of December 1, 1990
         (incorporated by reference to Exhibit 4.3(b) to registrant's 1990 annual report on Form 10-K)
  4.2    Trust Indenture dated as of June 1, 1993 (incorporated by reference to
         Exhibit 4 to the registrant's current report on Form 8-K dated July
         15, 1993)
  5.     Inapplicable
  6.     Inapplicable
  7.     Inapplicable
  8.     Inapplicable

--------
* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

                                     EX-1

 NUMBER AND DESCRIPTION OF EXHIBIT*
 ----------------------------------
   9.  None
  10.1 1981 Stock Option Plan for Non-Employee Directors of registrant
       (incorporated by reference to Exhibit 19 to registrant's report on Form
       10-Q for the quarter ended June 30, 1982)
  10.2 WMX Technologies, Inc. 1982 Stock Option Plan, as amended to March 11,
       1988 (incorporated by reference to Exhibit 10.3 to registrant's 1988 annual report on Form 10-K)
  10.3 Deferred Director's Fee Plan, as amended (incorporated by reference to
       Exhibit 10.3 to registrant's 1990 annual report on Form 10-K)
  10.4 Director's Phantom Stock Plan (incorporated by reference to Exhibit 10.9 to registrant's 1984 annual report on Form 10-K)
  10.5 Amended and Restated Employment Agreement, dated as of June 17, 1996, by and between the registrant and Phillip B. Rooney (incorporated by reference to Exhibit 10.1 to registrant's report on Form 10-Q for the quarter ended September 30, 1996)
  10.6 WMX Technologies, Inc. Corporate Incentive Bonus Plan (incorporated by reference to Exhibit B to the registrant's Proxy Statement for its 1995
       Annual Meeting of Stockholders)
  10.7 WMX Technologies, Inc. Supplemental Executive Retirement Plan, as
       amended and restated as of January 24, 1995 (incorporated by reference to Exhibit 10.7 to registrant's 1995 annual report on Form 10-K)
  10.8 WMX Technologies, Inc. Long Term Incentive Plan, as amended and restated
       as of January 27, 1994 (incorporated by reference to Exhibit A to the registrant's Proxy Statement for its 1995 Annual Meeting of
       Stockholders)
  10.9 Supplemental Retirement Benefit Agreement, dated as of January 1, 1989, by and between the registrant and Peter H. Huizenga (incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 2 to
       registrant's registration statement on Form S-1, Registration No. 33-
       13839)
 10.10 Chemical Waste Management, Inc. 1986 Stock Option Plan, as amended
       (incorporated by reference to Exhibit 10.1 to Chemical Waste Management,
       Inc.'s 1989 annual report on Form 10-K)
 10.11 WMX Technologies, Inc. Non-Qualified Profit Sharing and Savings Plus
       Plan (incorporated by reference to Exhibit 10.11 to registrant's 1995
       Annual Report on Form 10-K)
 10.12 Amendment No. 1 to the WMX Technologies, Inc. Non-Qualified Profit
       Sharing and Savings Plus Plan
 10.13 WMX Technologies, Inc. Director's Charitable Endowment Plan
       (incorporated by reference to Exhibit 10.20 to registrant's 1989 annual report on Form 10-K)
 10.14 Supplemental Retirement Benefit Agreement dated as of January 1, 1991 by and between registrant and Donald F. Flynn (incorporated by reference to
       Exhibit 10.17 to registrant's 1990 annual report on Form 10-K)
 10.15 Restricted Unit Plan for Non-Employee Directors of Wheelabrator
       Technologies Inc. as amended through June 10, 1991 (incorporated by reference to Exhibit 19.03 to the report on Form 10-Q of Wheelabrator
       Technologies Inc. for the quarter ended June 30, 1991)
 10.16 1988 Stock Plan for Executive Employees of Wheelabrator Technologies
       Inc. and its subsidiaries (the "WTI 1988 Stock Plan") (incorporated by reference to Exhibit 28.1 to Amendment No. 1 to the registration statement of Wheelabrator Technologies Inc. on Form S-8, Registration
       No. 33-31523)

--------
* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

                                     EX-2

 NUMBER AND DESCRIPTION OF EXHIBIT*
 ----------------------------------
 10.17 Amendments dated as of September 7, 1990 to the WTI 1988 Stock Plan
       (incorporated by reference to Exhibit 19.02 to the 1990 annual report on
       Form 10-K of Wheelabrator Technologies Inc.)
 10.18 Amendment dated as of November 1, 1990 to the WTI 1988 Stock Plan
       (incorporated by reference to Exhibit 19.04 to the 1990 annual report on
       Form 10-K of Wheelabrator Technologies Inc.)
 10.19 1986 Stock Plan for Executive Employees of Wheelabrator Technologies
       Inc. and its subsidiaries (the "WTI 1986 Stock Plan") (incorporated by reference to Exhibit 28.2 to Amendment No. 1 to the registration statement of Wheelabrator Technologies Inc. on Form S-8, Registration
       No. 33-31523)
 10.20 Amendment dated as of November 1, 1990 to the WTI 1986 Stock Plan
       (incorporated by reference to Exhibit 19.03 to the 1990 annual report on
       Form 10-K of Wheelabrator Technologies Inc.)
 10.21 Employment Agreement dated as of April 1, 1995 between the registrant and D. P. Payne (incorporated by reference to Exhibit 10.21 to registrant's 1995 annual report on Form 10-K)
 10.22 WMX Technologies, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.31 to registrant's registration statement on Form S-1,
       Registration No. 33-44849)
 10.23 WMX Technologies, Inc. Amended and Restated 1992 Stock Option Plan for
       Non-Employee Directors
 10.24 Wheelabrator Technologies Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.45 to the 1991 annual report on Form 10-K of
       Wheelabrator Technologies Inc.)
 10.25 Deferred Director's Fee Plan of Wheelabrator Technologies Inc. adopted
       June 10, 1991 (incorporated by reference to Exhibit 19.02 to the quarterly report on Form 10-Q of Wheelabrator Technologies Inc. for the
       quarter ended June 30, 1991)
 10.26 Waste Management International plc Share Option Plan (incorporated by reference to Exhibit 10.1 to the registration statement on Form F-1 of
       Waste Management International plc, Registration No. 33-46511)
 10.27 Amendment dated as of December 6, 1991 to the WTI 1986 Stock Plan
       (incorporated by reference to Exhibit 19.01 to the 1991 annual report on
       Form 10-K of Wheelabrator Technologies Inc.)
 10.28 Amendment dated as of December 6, 1991 to the WTI 1988 Stock Plan
       (incorporated by reference to Exhibit 19.02 to the 1991 annual report on
       Form 10-K of Wheelabrator Technologies Inc.)
 10.29 Amendment dated as of December 6, 1991 to the Restricted Unit Plan for
       Non-Employee Directors of Wheelabrator Technologies Inc. (incorporated by reference to Exhibit 19.05 to the 1991 annual report on Form 10-K of
       Wheelabrator Technologies Inc.)
 10.30 First Amended and Restated International Business Opportunities
       Agreement by and among registrant, Chemical Waste Management, Inc.,
       Wheelabrator Technologies Inc., Waste Management International, Inc.,
       Waste Management International plc and Rust International Inc., dated as of January 1, 1993 (incorporated by reference to Exhibit 28 to the registration statement on Form S-3 of Wheelabrator Technologies Inc.,
       Registration No. 33-59606)

--------
* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

                                      EX-3

 NUMBER AND DESCRIPTION OF EXHIBIT*
 ----------------------------------
 10.31 Amendment dated as of January 28, 1994 relating to the International
       Business Opportunities Agreement (incorporated by reference to Exhibit
       10.19 to the 1993 annual report on Form 10-K of Chemical Waste
       Management, Inc.)
 10.32 Chemical Waste Management, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the 1991 annual report on Form 10-K of
       Chemical Waste Management, Inc.)
 10.33 Amendment dated as of July 10, 1995 to the International Business
       Opportunities Agreement (incorporated by reference to Exhibit 10 to the quarterly report on Form 10-Q of Wheelabrator Technologies Inc. for the
       quarter ended September 30, 1995)
 10.34 Employment Agreement dated as of August 15, 1996 between the registrant and James E. Koenig (incorporated by reference to Exhibit 10.2 to registrant's report on Form 10-Q for the quarter ended September 30,
       1996)
 10.35 Employment Agreement dated as of August 15, 1996 between the registrant and Herbert A. Getz (incorporated by reference to Exhibit 10.3 to registrant's report on Form 10-Q for the quarter ended September 30,
       1996)
 10.36 Restricted Stock Agreement dated as of August 15, 1996 between the registrant and James E. Koenig (incorporated by reference to Exhibit
       10.4 to registrant's report on Form 10-Q for the quarter ended September
       30, 1996)
 10.37 Restricted Stock Agreement dated as of August 15, 1996 between the registrant and Herbert A. Getz (incorporated by reference to Exhibit
       10.5 to registrant's report on Form 10-Q for the quarter ended September
       30, 1996)
 10.38 Letter Agreement dated as of February 17, 1997 between the registrant and Phillip B. Rooney
 10.39 WMX Technologies, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit A to the registrant's Proxy Statement for its 1997
       Annual Meeting of Stockholders)
 11.   None
 12.   Computation of ratio of earnings to fixed charges
 13.1  Management's Discussion and Analysis of Results of Operations and
       Financial Condition
 13.2  Financial Statements, Footnotes and Report of Independent Public
       Accountants
 14.   Inapplicable
 15.   Inapplicable
 16.   None
 17.   Inapplicable
 18.   None
 19.   Inapplicable
 20.   Inapplicable
 21.   List of subsidiaries of registrant
 22.   Inapplicable
 23.   Consent of Independent Public Accountants
 24.   None
 25.   Inapplicable
 26.   Inapplicable
 27.   Financial Data Schedule
 28.   None

--------
* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

                                     EX-4