Form 10-Q
period 1997-03-31
WMX TECHNOLOGIES INC
filed 1997-05-08
CIK 104938

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-Q


(MARK ONE)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      __________


                         Commission file number 1-7327


                            WMX TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)



                Delaware                              36-2660763
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)


        3003 Butterfield Road,                          60521
         Oak Brook, Illinois                         (Zip Code)
 (Address of principal executive office)


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


Shares of Registrant's Common Stock, $1 par value, issued and outstanding, at
                         April 30, 1997 -- 483,957,575
 (excluding 10,886,361 shares held in the WMX Technologies, Inc. Employee Stock
                                Benefit Trust).


================================================================================

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES


                                 INDEX
                                 -----


                                                            PAGE
                                                            ----
PART I. Financial Information:


Consolidated balance sheets as of December 31, 1996, and
     March 31, 1997.....................................      3


Consolidated statements of income for the three months
     ended March 31, 1996 and 1997......................      5


Consolidated statements of stockholders' equity for the
     three months ended March 31, 1996 and 1997..........     6


Consolidated statements of cash flows for the three months
     ended March 31, 1996 and 1997......................      8


Notes to consolidated financial statements..............      9


Management's discussion and analysis of results of
     operations and financial condition.................     15


PART II. Other Information..............................     21


                                    ******

                         PART I. FINANCIAL INFORMATION

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                               ($000's omitted)

                                    ASSETS

                                                           December 31, 1996    March 31, 1997
                                                           -----------------    --------------
CURRENT ASSETS:
    Cash and cash equivalents                                 $   323,288        $   491,749
    Short-term investments                                        341,338            653,006
    Accounts receivable, less reserve of $47,523 in 1996
      and $42,781 in 1997                                       1,681,817          1,618,608
    Employee receivables                                           10,084             10,314
    Parts and supplies                                            142,417            148,767
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                       240,531            255,184
    Prepaid expenses                                              353,749            370,385
                                                              -----------        -----------
        Total Current Assets                                  $ 3,093,224        $ 3,548,013
                                                              -----------        -----------
PROPERTY AND EQUIPMENT, at cost:
    Land, primarily disposal sites                            $ 5,019,065        $ 5,012,586
    Buildings                                                   1,495,252          1,485,386
    Vehicles and equipment                                      7,520,902          7,437,287
    Leasehold improvements                                         85,998             86,816
                                                              -----------        -----------
                                                              $14,121,217        $14,022,075
Less - Accumulated depreciation and amortization               (4,399,508)        (4,483,466)
                                                              -----------        -----------
        Total Property and Equipment, Net                     $ 9,721,709        $ 9,538,609
                                                              -----------        -----------
OTHER ASSETS:
    Intangible assets relating to acquired businesses, net    $ 3,885,293        $ 3,749,401
    Sundry, including other investments                         1,452,057            920,779
    Net assets of discontinued operations                         214,309            276,797
                                                              -----------        -----------
        Total Other Assets                                    $ 5,551,659        $ 4,946,977
                                                              -----------        -----------
            Total Assets                                      $18,366,592        $18,033,599
                                                              ===========        ===========

The accompanying notes are an integral part of these balance sheets.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          December 31, 1996     March 31, 1997
                                                          ------------------    ---------------
CURRENT LIABILITIES:
  Portion of long-term debt payable within one year           $   553,493         $ 1,063,426
  Accounts payable                                                948,350             854,398
  Accrued expenses                                              1,324,324           1,563,871
  Unearned revenue                                                212,541             208,800
                                                              -----------         -----------
       Total Current Liabilities                              $ 3,038,708         $ 3,690,495
                                                              -----------         -----------

DEFERRED ITEMS:
  Income taxes                                                $ 1,011,593         $   921,031
  Environmental liabilities                                       543,723             503,989
  Other                                                           641,918             641,956
                                                              -----------         -----------
       Total Deferred Items                                   $ 2,197,234         $ 2,066,976
                                                              -----------         -----------
LONG-TERM DEBT, less portion payable within one year          $ 6,971,607         $ 6,139,969
                                                              -----------         -----------
MINORITY INTEREST IN SUBSIDIARIES                             $ 1,186,955         $ 1,157,147
                                                              -----------         -----------
COMMITMENTS AND CONTINGENCIES                                 $                   $
                                                              -----------         -----------
PUT OPTIONS                                                   $    95,789         $         -
                                                              -----------         -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $l par value (issuable in series);
   50,000,000 shares authorized; none outstanding
   during the periods                                         $         -         $         -
  Common stock, $l par value; 1,500,000,000 shares
   authorized; 507,101,774 shares issued in 1996
   and 1997                                                       507,102             507,102
  Additional paid-in capital                                      864,730             932,836
  Cumulative translation adjustment                               (79,213)           (186,139)
  Retained earnings                                             4,363,754           4,463,002
                                                              -----------         -----------
                                                              $ 5,656,373         $ 5,716,801
  Less: Treasury stock; 12,782,864 shares in 1996 and
         12,291,956 in 1997, at cost                              419,871             403,747
        1988 Employee Stock Ownership Plan                          6,396               4,729
        Employee Stock Benefit Trust; 10,886,361
          shares in 1996 and 1997, at market                      353,807             329,313
                                                              -----------         -----------
         Total Stockholders' Equity                           $ 4,876,299         $ 4,979,012
                                                              -----------         -----------
            Total Liabilities and Stockholders'
             Equity                                           $18,366,592         $18,033,599
                                                              ===========         ===========


     The accompanying notes are an integral part of these balance sheets.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                      FOR THE THREE MONTHS ENDED MARCH 31

                                  (Unaudited)

                    (000's omitted except per share amounts)

                                                   1996         1997
                                                ----------   ----------
REVENUE                                         $2,144,479   $2,198,308
                                                ----------   ----------
  Operating expenses                            $1,494,849   $1,551,718

  Selling and administrative expenses              245,863      241,529

  Interest expense                                  93,806       98,349

  Interest income                                   (6,240)     (12,092)

  Minority interest                                 27,204       27,762

  Sundry income, net                               (17,335)     (12,584)
                                                ----------   ----------
  Income from continuing operations
   before income taxes                          $  306,332   $  303,626

  Provision for income taxes                       126,153      125,214
                                                ----------   ----------
  Income from continuing operations             $  180,179   $  178,412

  Income from operations of discontinued
   businesses, less applicable income
   taxes and minority interest of
   $5,169 in 1996                                    4,999            -
                                                ----------   ----------
NET INCOME                                      $  185,178   $  178,412
                                                ==========   ==========
AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                     489,913      484,719
                                                ==========   ==========
EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE

Continuing operations                           $     0.37   $     0.37
Discontinued operations                               0.01            -
                                                ----------   ----------
NET INCOME                                      $     0.38   $     0.37
                                                ==========   ==========
DIVIDENDS DECLARED PER SHARE                    $     0.15   $     0.16
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

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                                                                                                           1988
                                                                                                         Employee
                                                      Additional   Cumulative                              Stock       Employee
                                             Common    Paid-In     Translation    Retained    Treasury   Ownership       Stock
                                             Stock     Capital     Adjustment     Earnings     Stock       Plan      Benefit Trust
                                            --------  ----------   -----------   ----------   --------   ---------   -------------
Balance, January 1, 1996                    $498,817   $422,801     $(102,943)   $4,486,877   $      -    $13,062      $350,151
Net income for the period                          -          -             -       185,178          -          -             -
Cash dividends ($.15 per share)                    -          -             -       (74,173)         -          -             -
Dividends paid to Employee
  Stock Benefit Trust                              -      1,718             -        (1,718)         -          -             -
Stock issued upon exercise
  of stock options                                48     (2,354)            -             -     (1,814)         -       (10,969)
Treasury stock received in
  connection with exercise of
  stock options                                    -          -             -             -        714          -             -
Tax benefit of non-qualified
  stock options exercised                          -      1,289             -             -          -          -             -
Contribution to 1988 Employee
  Stock Ownership Plan                             -          -             -             -          -     (1,667)            -
Treasury stock received as
  settlement for claims                            -          -             -             -      1,100          -             -
Common stock issued upon
  conversion of Liquid Yield
  Option Notes                                   100      1,768             -             -          -          -             -
Common stock issued for
  acquisitions                                 7,093    198,618             -             -          -          -             -
Adjustment of Employee Stock
  Benefit Trust to market value                    -     23,026             -             -          -          -        23,026
Cumulative translation adjust-
  ment of foreign currency
  statements                                       -          -        (9,539)            -          -          -             -
                                            --------   --------    -----------   ----------   --------    -------      --------
Balance, March 31, 1996                     $506,058   $646,866     $(112,482)   $4,596,164   $      -    $11,395      $362,208
                                            ========   ========    ===========   ==========   ========    =======      ========

The accompanying notes are an integral part of this statement.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                                                                                               1988
                                                                                             Employee
                                               Additional  Cumulative                         Stock      Employee
                                      Common    Paid-In   Translation   Retained   Treasury  Ownership    Stock
                                       Stock    Capital   Adjustment    Earnings     Stock     Plan     Benefit Trust
                                    ---------  ---------  -----------  ----------  --------  ---------  -------------
Balance, January 1, 1997             $507,102  $864,730   $ (79,213)   $4,363,754  $419,871   $ 6,396     $353,807
Net income for the period                   -        -            -       178,412         -         -            -
Cash dividends ($.16 per share)             -        -            -       (77,422)        -         -            -
Dividends paid to Employee
 Stock Benefit Trust                        -    1,742            -        (1,742)        -         -            -
Stock issued upon exercise
 of stock options                           -   (4,733)           -             -   (16,029)        -            -
Tax benefit of non-qualified
 stock options exercised                    -     1,498           -              -        -         -            -
Contribution to 1988 Employee
 Stock Ownership Plan                       -         -           -             -         -    (1,667)           -
Treasury stock received as
 settlement for claims                      -         -           -             -       141         -            -
Common stock issued upon
 conversion of Liquid Yield
 Option Notes                               -       (91)          -             -      (236)        -            -
Temporary equity related to
 put options                                -    95,789           -             -         -         -            -
Settlement of put options                   -    (1,605)          -             -         -         -            -
Adjustment of Employee Stock
 Benefit Trust to market value              -   (24,494)          -             -         -         -      (24,494)
Cumulative translation adjust-
 ment of foreign currency
 statements                                 -         -    (106,926)            -         -         -            -
                                     --------   --------  ----------   ----------  --------   -------     --------
Balance, March 31, 1997              $507,102   $932,836  $(186,139)   $4,463,002  $403,747   $ 4,729     $329,313
                                     ========   ========  ==========   ==========  ========   =======     ========

The accompanying notes are an integral part of this statement.

                    WMX TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE THREE MONTHS ENDED MARCH 31

                          Increase (Decrease) in Cash

                                  (Unaudited)

                               ($000's omitted)


                                                           1996        1997
                                                        ----------  ----------
Cash flows from operating activities:
  Net income for the period                             $ 185,178   $ 178,412
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                       222,926     213,048
      Provision for deferred income taxes                  65,252      34,957
      Minority interest in subsidiaries                    28,075      27,762
      Interest on Liquid Yield Option Notes (LYONs)
        and WMX Subordinated Notes                          2,864       5,486
      Contribution to 1988 Employee Stock
        Ownership Plan                                      1,667       1,667

Changes in assets and liabilities, excluding effects
  of acquired companies:
    Receivables, net                                       31,434      20,632
    Other current assets                                  (31,351)    (41,527)
    Sundry other assets                                    17,976     (20,243)
    Accounts payable                                     (234,807)    (76,134)
    Accrued expenses and unearned revenue                   8,745      17,945
    Deferred items                                        (59,301)    (32,035)
    Other, net                                               (374)     (8,509)
                                                        ---------   ---------

Net cash provided by operating activities               $ 238,284   $ 321,461
                                                        ---------   ---------

Cash flows from investing activities:
  Short-term investments                                $  11,607   $     811
  Capital expenditures                                   (280,551)   (151,257)
  Proceeds of asset monetization program                   25,546     330,016
  Cost of acquisitions, net of cash acquired              (35,695)     (2,344)
  Other investments                                       (26,496)     11,393
  Acquisition of minority interests                       (81,811)    (10,013)
                                                        ---------   ---------

Net cash provided by (used for) investing activities    $(387,400)  $ 178,606
                                                        ---------   ---------

Cash flows from financing activities:
  Cash dividends                                        $ (74,173)  $ (77,422)
  Proceeds from issuance of indebtedness                  342,979     222,691
  Repayments of indebtedness                             (213,895)   (486,566)
  Proceeds from exercise of stock options, net              9,763      11,296
  Contributions from minority interests                     2,143           -
  Settlement of put options                                     -      (1,605)
                                                        ---------   ---------

Net cash provided by (used for) financing activities    $  66,817   $(331,606)
                                                        ---------   ---------

Net increase (decrease) in cash and cash equivalents    $ (82,299)  $ 168,461
Cash and cash equivalents at beginning of period          169,541     323,288
                                                        ---------   ---------

Cash and cash equivalents at end of period              $  87,242   $ 491,749
                                                        =========   =========

The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks and short-term investments with maturities of less than three months when purchased.

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest, net of amounts capitalized                $  96,451   $  92,863
    Income taxes, net of refunds received               $  31,538   $  87,660

Supplemental schedule of noncash investing and
  financing activities:
    LYONs converted into common stock of the Company    $   1,868   $     145
    Liabilities assumed in acquisitions of businesses   $  89,820   $       -
    Fair market value of Company stock issued for
      acquired businesses                               $ 205,711   $       -

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

Certain amounts in previously issued financial statements have been restated to conform to 1997 classifications.


Income Taxes -

The following table sets forth the provision for income taxes for continuing operations for the three months ended March 31, 1996 and 1997:

                                                   1996          1997
                                                 --------      --------
Currently payable                                $ 58,453      $ 90,450
Deferred                                           67,894        34,957
Amortization of deferred investment credit           (194)         (193)
                                                 --------      --------
                                                 $126,153      $125,214
                                                 --------      --------


Business Combinations -

During 1996, the Company and its principal subsidiaries acquired 83 businesses for $104,778,000 in cash (net of cash acquired) and notes, $39,446,000 of debt assumed, and 8,210,568 shares of the Company's common stock. These acquisitions were accounted for as purchases.

During the three months ended March 31, 1997, the Company and its principal subsidiaries acquired seven businesses for $2,344,000 in cash and notes. These acquisitions were accounted for as purchases. The pro forma effect of the acquisitions made during 1996 and 1997 is not material.

Discontinued Operations -

In line with the Company's strategy to focus on waste management services, other industry segments, including the engineering, construction and consulting businesses and industrial scaffolding business of Rust International Inc. ("Rust") and the water businesses of Wheelabrator Technologies Inc. ("WTI") have been classified as discontinued operations and have been or are in the process of being sold. The Company expects to complete by the end of 1997 the sale of those businesses not previously sold.

The discontinued businesses have been segregated from continuing operations in the accompanying balance sheets and statements of income. Revenue from these businesses prior to sale was $134.4 million for the three months ended March 31, 1997, and $415.5 million for the comparable period in 1996. Results of operations for the three months ended March 31, 1997, were not material and were included in the reserve for loss on disposition provided previously.


Restructuring -

In the fourth quarter of 1996, the Company recorded a charge for reengineering and streamlining its finance and administrative functions. Approximately $20.0 million of the charge related to cash payments for employee severance. As of March 31, 1997, approximately $5.0 million of this amount had been spent. The balance is expected to be paid by the end of 1997. In addition, the Company expects that the reengineering will result in costs of $.08 to $.10 per share which will be charged to income over the next nine to fifteen months. Such amounts were not significant in the first quarter.


Accounting Principles -

In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities" which became effective in 1997. The SOP provides that environmental remediation liabilities should be accrued when the criteria of Statement of Financial Accounting Standards ("FAS") No. 5, "Accounting for Contingencies," are met. Included in the SOP are benchmarks to aid in the determination of when such criteria are met and environmental remediation liabilities should be recognized. The SOP also provides that an accrual for environmental liabilities should include future costs of compensation and benefits for those employees expected to devote a significant amount of time directly to the remediation effort. The adoption of SOP 96-1 did not have a material impact on the Company's financial statements.

In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings Per Share". This statement supercedes Accounting Principles Board Opinion No. 15. Primary EPS is replaced by Basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. In addition, fully diluted EPS is replaced with Diluted EPS, which gives effect to all common shares that would have been outstanding if all dilutive potential common shares (relating to such things as the exercise of stock options and convertible debt) had been issued.

FAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted, but when the opinion becomes effective, all prior periods presented must be restated. EPS computed in accordance with FAS No. 128 for the three months ended March 31, 1996 and 1997, would have been as follows:

                                   1996         1997
                                   -----        -----
Continuing Operations -
    Basic                          $0.37        $0.37
    Diluted                         0.36         0.36
Discontinued Operations -
    Basic                          $0.01        $   -
    Diluted                         0.01            -

Derivative Financial Instruments -

From time to time, the Company and certain of its subsidiaries use derivatives to manage interest rate, currency and commodity risk. The amount of such instruments outstanding at any one point in time and gains or losses from their use have not been and are not expected to be material to the Company's financial statements.

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

Currency Agreements From time to time, the Company and certain of its subsidiaries use foreign currency derivatives to seek to mitigate the impact of translation on foreign earnings and income from foreign investees. Typically these have taken the form of purchased put options or offsetting put and call options with different strike prices. The Company receives or pays, based on the notional amount of the option, the difference between the average exchange rate of the hedged currency against the base currency and the average (strike price) contained in the option. Complex instruments involving multipliers or leverage are not used. Although the purpose for using such derivatives is to mitigate currency risk, they do not qualify for hedge accounting under generally accepted accounting principles and accordingly, must be adjusted to market value at the end of each accounting period.

Commodity Agreements The Company utilizes collars, calls and swaps to seek to mitigate the risk of price fluctuations on the fuel used by its vehicles. Quantities hedged equate to committed fuel purchases or anticipated usage and accordingly, gains and losses are deferred and recognized as fuel is purchased.

The Company is exposed to credit loss in the event of non-performance by counterparties on interest rate, currency and commodity derivatives, but in all cases such counterparties are highly rated financial institutions and the Company does not anticipate non-performance. Maximum credit exposure is represented by the fair value of contracts with a positive fair value at March 31, 1997, which is not material.

Environmental Liabilities -

The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. While the Company is faced, in the normal course of business, with the need to expend funds for environmental protection and remediation, it does not expect such expenditures to have a material adverse effect on its financial condition or results of operations because its business is based upon compliance with environmental laws and regulations and its services are priced accordingly. Such costs may increase in the future as a result of legislation or regulation; however, the Company believes that in general it tends to benefit when government regulation increases, which may increase the demand for its services, and that it has the resources and experience to manage environmental risk.

As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the operating life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 94 sites listed on the Superfund National Priority List ("NPL"). The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

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

Stockholders' Equity -

The Boards of Directors of WMX and WTI have authorized their respective companies to repurchase shares of their own common stock (up to 50 million shares in the case of WMX and 30 million shares in the case of WTI) in the open market, in privately negotiated transactions, or through issuer tender offers. These programs extend into 1998. WMX did not repurchase any shares during the first quarter of 1997, but on April 1 it commenced a "Dutch Auction" through which it subsequently repurchased 30 million of its shares at $30 per share.

WTI announced in March of 1997 the indefinite deferment of its previously planned Dutch Auction pending a further review of strategic options in its core business. However, during the first quarter of 1997, WTI repurchased 762,900 shares of its stock in the open market.

WMX periodically sells put options on its common stock. The put options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. Proceeds from the sale of the options were credited to additional paid-in capital. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares in lieu of repurchasing the stock. In February 1997, options on 1.9 million shares were exercised, and the Company elected to settle them for $1.6 million in cash; 1.0 million options expired unexercised as the price of the Company's stock was in excess of the strike price at maturity. At March 31, 1997, no put options were outstanding, although the Company may sell such options in the future.

Commitments and Contingencies -

During the first quarter of 1995, Waste Management International plc ("WM International") received an assessment from the Swedish Tax Authority of approximately 417 million Krona (approximately $60 million) plus interest from the date of the assessment, relating to a transaction completed in 1990. WM International believes that all appropriate tax returns and disclosures were filed at the time of the transaction and intends to vigorously contest the assessment.

A Company subsidiary has been involved in litigation challenging a municipal zoning ordinance which restricted the height of its New Milford, Connecticut landfill to a level below that allowed by the permit previously issued by the Connecticut Department of Environmental Protection ("DEP"). Although a lower court had declared the zoning ordinance's height limitation unconstitutional, during 1995 the Connecticut Supreme Court reversed this ruling and remanded the case for further proceedings in the Superior Court. In November 1995, the Superior Court ordered the subsidiary to apply to the DEP for permission to remove all waste above the height allowed by the zoning ordinance, and the Connecticut Supreme Court has upheld that ruling. The Company believes that the removal of such waste is an inappropriate remedy and is seeking an alternative resolution to the issue, but is unable to predict the outcome. Depending upon the nature of any plan eventually approved by applicable regulatory authorities for removing the waste, the actual volume of waste to be moved, and other currently unforseeable factors, the subsidiary could incur costs which would have a material adverse impact on the Company's financial condition and results of operations in one or more future periods.

In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld nonregulatory means by which municipalities may effectively control the flow of municipal solid waste.

WTI's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its solid waste regulatory flow control system, which was held to be unconstitutional, but stayed the injunction for as long as its ruling is on appeal plus an additional period of two years to enable the State to devise an alternative nondiscriminatory approach. On May 1, 1997, the Third Circuit Court of Appeals affirmed the District Court's ruling that the New Jersey flow control system was unconstitutional, but vacated the two year "post appeal" stay. However, the Appeals Court granted a continued stay for so long as any appeals are pending. The State has indicated that it will continue to enforce flow control during the appeal process. The New Jersey legislature is now considering a bill to authorize counties and authorities, including the Gloucester County Improvement Authority, which administers WTI's franchise there, to implement a constitutionally permissible system of "economic flow control" designed to recover waste disposal costs incurred in reliance on the State's franchise system.

The Supreme Court's 1994 ruling and subsequent court decisions have not to date had a material adverse effect on any of the Company's operations. Federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. In the event that such legislation is not adopted, the Company believes that affected municipalities will endeavor to implement alternative lawful means to continue controlling the flow of waste. In view of the uncertain state of the law at this time, however, the Company is unable to predict whether such efforts would be successful or what impact, if any, this matter might have on the Company's disposal facilities, particularly WTI's trash-to-energy facilities.

As the states and U.S. Congress have accelerated their consideration of ways in which economic efficiencies can be gained by deregulating the electric generation industry, some have argued that over-market power sales agreements entered into pursuant to the Public Utilities Regulatory Policies Act of 1978 ("PURPA") should be voidable as "stranded assets." WTI's 25 power production facilities are qualifying facilities under PURPA and depend on the sanctity of their power sales agreements for their economic viability. Recent state and federal agency and court decisions have unanimously upheld the inviolate nature of these contracts. WTI believes that federal law offers strong protections to its PURPA contracts. However, there is a risk that future utility restructurings, court decisions or legislative or administrative action in this area will have a material adverse effect on its business.

WM International operates facilities in Hong Kong which are owned by the Hong Kong government. On July 1, 1997, control of the Hong Kong government transfers to the People's Republic of China. WM International is unable to predict what impact, if any, this change will have on its operations in Hong Kong. At March 31, 1997, WM International had identifiable assets of $256.3 million related to its Hong Kong operations which generated pretax income of approximately $15.3 million in calendar 1996 and $7.4 million in the first quarter of 1997.

From time to time, the Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company subsidiary's having owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment, or, in certain cases, conducted environmental remediation activities at such sites. Some of these lawsuits may seek to have the Company or its subsidiaries pay the cost of groundwater monitoring and health care examinations of allegedly affected persons for a substantial period of time, even where no actual damage is proven. While the Company believes that it has meritorious defenses to these lawsuits, their ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs' circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other things. Accordingly, it is reasonably possible that such matters could have a material adverse impact on the Company's earnings for one or more fiscal quarters or years.

In the ordinary course of conducting its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust and environmental matters and commercial disputes. Some of these proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have an impact on earnings for a particular quarter or year. The Company believes it has adequately provided for such matters in its financial statements and does not believe that their outcome, individually or in the aggregate, will have a material adverse impact on its business or financial condition.

Legal Matters --

See Part II of this Form 10-Q for a discussion of legal matters.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (Tables in millions)

RESULTS OF OPERATIONS:

Summary -
---------

For the three months ended March 31, 1997, WMX Technologies, Inc. and its subsidiaries ("WMX" or the "Company") had net income from continuing operations of $178.4 million or $.37 per share compared with $180.2 million or $.37 per share in the same period in 1996. During the 1996 quarter, discontinued businesses contributed $5.0 million of net income after tax and minority interest, resulting in consolidated net income of $185.2 million or $.38 per share for that quarter. Discontinued operations had no impact on net income in the 1997 first quarter. Revenue was $2.20 billion in the first quarter of 1997 compared with $2.14 billion (restated to eliminate discontinued operations) in the first quarter of 1996.

In February 1997, WMX laid out a comprehensive set of strategic initiatives designed to enhance shareholder value. The centerpiece of that strategy is a focus solely on waste management services in domestic and selected international markets where the Company holds or can develop a strong competitive position.

As part of these initiatives, the Company articulated a financial strategy focused on generating cash and using that cash for the benefit of shareholders. The increased cash flow is to come from divestiture of non-core or non-integrated assets, reduction of capital expenditures, control of costs, and improved return on the asset base. During the first quarter of 1997, the Company monetized $330.0 million of non-core and non-integrated assets, including the investment in Wessex Water Plc ("Wessex"), and capital expenditures were reduced to $151.3 million from $280.6 million in the same quarter of 1996. In early April, the Company completed the sale of its approximately 20% ownership interest in ServiceMaster Limited Partnership ("ServiceMaster"), and its Wheelabrator Technologies Inc. ("WTI") subsidiary sold its water and wastewater facility operations and privatization business to United States Filter Corporation ("U.S. Filter") for 2.3 million shares of U.S. Filter stock. Other divestitures are in process.

During the first quarter of 1997, the Company announced a "Dutch Auction" through which it offered to repurchase 30 million shares of its stock. Subsequent to March 31, 1997, the 30 million shares were repurchased at a price of $30 per share.

The Company has five primary operating subsidiaries. Waste Management, Inc. ("WMI") provides integrated solid waste management services in North America and manages the industrial cleaning services business of Rust International Inc. ("Rust"). Chemical Waste Management, Inc. ("CWM") provides chemical waste treatment, storage, disposal and related services and also furnishes low-level radioactive waste management and disposal services in North America. WTI is engaged in the ownership and operation of trash-to-energy, waste-fuel powered independent power, and biosolids pelletizer facilities as well as providing biosolids land application services. Waste Management International plc ("WM International") provides comprehensive waste management and related services outside North America, with operations in ten countries in Europe, six countries in the Asia-Pacific region, and Argentina, Australia, Brazil, Israel and New Zealand. The Company considers its operations to be part of a single industry segment-- waste management services -- and reports accordingly. The Company's former service lines have been classified as discontinued operations in the accompanying financial statements and have been or are in process of being sold. The discussion which follows relates to the Company's continuing operations.

Revenue -
---------

Consolidated revenue for the first quarter of 1997 compared with the same period in 1996 is shown in the table which follows:

                                                                                  Percentage
                                             1997              1996            Increase/(Decrease)
                                           --------          ---------         -------------------
North America -
   WMI -
     Residential                           $  313.0          $  312.4                    0.2%
     Commercial                               405.6             405.1                    0.1
     Rolloff & industrial                     310.0             315.8                   (1.8)
     Disposal, transfer & other               346.5             331.5                    4.5
                                           --------          --------
        Total WMI                          $1,375.1          $1,364.8                    0.8

   CWM                                        109.3             125.2                  (12.7)
   Rust                                        71.9              65.2                   10.3
   WTI                                        248.2             219.5                   13.1
WM International                              457.2             453.7                    0.8
Eliminations                                  (63.4)            (83.9)
                                           --------          --------
      Total                                $2,198.3          $2,144.5                    2.5%
                                           --------          --------

As the Company previously announced, it is not anticipating significant revenue growth in 1997 as divestitures offset internal growth. In total, revenue grew 2.5% for the quarter compared with the same period in 1996. WMI revenue growth of .8% reflects a net decline of 1% from divestitures in excess of acquisitions, offset by slight increases in price and volume. WMI continues to see a very difficult pricing environment and has experienced an increased lost customer rate from price increases in the second and third quarters of 1996.

WTI revenue in the first quarter of 1997 included $15.9 million of construction revenue related to the retrofit of its Pinellas County, Florida trash-to-energy facility and construction of a biosolids compost facility for Burlington County, New Jersey. It had no similar construction revenue in the first quarter of 1996. The remaining $12.8 million of WTI's revenue growth was derived approximately equally from new industrial cogeneration plants (so-called "inside-the-fence" facilities) which it acquired in 1996, and existing businesses. WTI is attempting to leverage its energy plant operating capabilities and project financing expertise by owning and/or operating inside-the-fence power plants for industrial customers.

WM International, a U.K. corporation which maintains its accounts in pounds sterling, had revenue growth from price (1.4%), volume (2.5%) and acquisitions (.4%) aggregating 4.3%, but this was largely offset by translation losses resulting from the strength of the pound against other world currencies.

Operating Expenses -
--------------------

Operating expenses increased slightly as a percentage of revenue to 70.6% in the first quarter of 1997 compared with 69.7% in the first quarter of 1996. The lower 1997 margin was due, among other things, to the relatively low revenue growth in North American solid waste, including weak commodity prices, the WTI construction revenue, which has virtually no margin, and higher levels of maintenance at certain trash-to-energy facilities.

Selling and Administrative Expenses -
-------------------------------------

Selling and administrative expenses declined in the first quarter of 1997 in both actual dollars and as a percentage of revenue compared with the same 1996 period. The improvement reflects the ongoing focus on overhead cost control throughout the Company.

Interest, Net -
---------------

The following table sets forth the components of consolidated interest, net, for the three months ended March 31, 1997 and 1996:


                         1997         1996
                        ------       ------
Interest expense        $113.3       $111.0
Interest income          (12.1)        (6.2)
Capitalized interest     (14.9)       (17.2)
                        ------       ------
Interest expense, net   $ 86.3       $ 87.6
                        ======       ======

Net interest expense declined slightly. Debt balances were reduced and investments increased with the cash flow from operations and asset monetization. This benefit was partially offset by slightly higher interest rates. However, the Company required substantial cash to complete the Dutch Auction, and thus net interest expense may increase over the remainder of the year.

Sundry Income, Net -
--------------------

Sundry income previously consisted primarily of earnings from the investments in Wessex and ServiceMaster. The decline in sundry income in 1997 reflects the loss of this income, partially offset by a gain recognized when the ServiceMaster shares were reclassified as trading securities and marked-to-market.

Discontinued Operations -
-------------------------

In line with the Company's strategy to focus on waste management services, other industry segments, including the engineering, construction and consulting businesses and industrial scaffolding business of Rust and the water businesses of WTI, have been classified as discontinued operations and have been or are in the process of being sold. Sale of the remaining businesses is expected to be completed by the end of 1997. Results of operations for the three months ended March 31, 1997, for those businesses not yet sold were not material and were included in the reserve for loss on dispositions provided previously. Revenues of discontinued operations prior to sale were $134.4 million for the three months ended March 31, 1997, and $415.5 million for the comparable period in 1996.

Restructuring -
---------------

In the fourth quarter of 1996, the Company recorded a charge for reengineering and streamlining its finance and administrative functions. Approximately $20.0 million of the charge related to cash payments for employee severance. As of March 31, 1997, approximately $5.0 million of this amount had been spent. The balance is expected to be paid by the end of 1997. In addition, the Company expects that the reengineering will result in costs of $.08 to $.10 per share which will be charged to income over the next nine to fifteen months. Such amounts were not significant in the first quarter.

Accounting Principles -
-----------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share." This statement supersedes Accounting Principles Board Opinion No. 15. Primary EPS is replaced by Basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. In addition, Fully Diluted EPS is replaced with Diluted EPS, which gives effect to all common shares that would have been outstanding if all dilutive potential common shares (relating to such things as the exercise of stock options and convertible debt) had been issued.

FAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted, but when the opinion becomes effective all prior periods presented must be restated. EPS computed in accordance with FAS No. 128 for the three months ended March 31, 1996 and 1997, would have been as follows:


                           1997       1996
                           ----       ----
Continuing Operations -
        Basic             $0.37       $0.37
        Diluted            0.36        0.36

Discontinued Operations -
         Basic            $   -       $0.01
         Diluted              -        0.01

In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1 - "Environmental Remediation Liabilities" - which became effective in 1997. The SOP provides that environmental remediation liabilities should be accrued when the criteria of FAS No. 5 - "Accounting for Contingencies" - are met. Included in the SOP are benchmarks to aid in the determination of when such criteria are met and environmental remediation liabilities should be recognized. The SOP also provides that an accrual for environmental liabilities should include future costs of compensation and benefits for employees expected to devote a significant amount of time directly to the remediation effort. The adoption of SOP 96-1 did not have a material impact on the Company's financial statements.

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

Environmental Liabilities -
---------------------------

The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate its potential remedial liability at closed sites which it owns or operated, or to which it transported waste. While the Company believes that it has adequately provided for its environmental liabilities, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities which could be material. For further discussion, see "Environmental Liabilities" in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION:

Liquidity and Capital Resources -
---------------------------------

The Company had a working capital deficit of $142.5 million at March 31, 1997, compared with working capital of $54.5 million at December 31, 1996. The Company operates in a service industry with neither significant inventory nor seasonal variation in receivables. In connection with its strategy to maximize cash flow, the Company has placed emphasis on minimizing working capital, since doing so typically does not adversely affect operations.

The Company has adopted the strategy of raising the level of "owners' cash flow", which it defines as cash flow from operating activities, less capital expenditures and dividends, plus proceeds from asset monetization. Such amounts are available to make acquisitions, reduce debt, or repurchase common stock. For the first quarter of 1997, owners' cash flow was $422.8 million, including $330.0 million of proceeds from the asset monetization program, compared with a negative $90.9 million in the first quarter of 1996.

Acquisitions and Capital Expenditures -
---------------------------------------

Capital expenditures, excluding property and equipment of purchased businesses, were $151.3 million for the three months ended March 31, 1997, and $280.6 million for the comparable quarter in 1996. In addition, the Company and its principal subsidiaries spent $2.3 million on acquisitions in 1997 compared with $67.1 million in cash and debt (including debt assumed) and 7.1 million shares of WMX common stock during the first quarter of 1996.

Capital Structure -
-------------------

Although the Company has placed increasing emphasis on generating owners' cash flow during the last two years, a substantial portion of such cash has been returned to shareholders through stock repurchases. However, during the first quarter of 1997, total debt declined $497.6 million from the first quarter of 1996 and $321.7 million from December 31, 1996. Cash and marketable securities increased $480.1 million in the first quarter of 1997 to $1.14 billion, in preparation for the completion of the Dutch Auction.

The Boards of Directors of WMX and WTI have authorized their respective companies to repurchase shares of their own common stock (up to 50 million shares in the case of WMX and 30 million shares in the case WTI) in the open market, in privately negotiated transactions, or through issuer tender offers. These programs extend into 1998. WMX did not repurchase any shares during the first quarter of 1997, but on April 1 commenced a "Dutch Auction" through which it subsequently repurchased 30 million of its shares at $30 per share.

WTI announced in March of 1997 the indefinite deferment of its previously planned Dutch Auction pending a further review of strategic options in its core business. During the first quarter of 1997, WTI repurchased 762,900 shares of its stock in the open market.

In conjunction with its authorized repurchased program, WMX periodically sells put options on its common stock. These options give the holders the right at maturity to require the company to repurchase its shares at specified prices. As of December 31, 1996, the Company had outstanding 2.9 million options which expired in February of 1997. The Company paid the holders of 1.9 million options cash of $1.6 million, representing the difference between the strike price and the market price of the underlying shares at expiration, in lieu of repurchasing the stock. The remaining options expired unexercised as the price of the Company's stock was in excess of the strike price at maturity. There were no put options outstanding at March 31, 1997, although the Company may sell additional such options in the future.


Risks and Uncertainties -
-------------------------

See "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for a description of certain contingent liabilities relating to the Company and its subsidiaries. There has been no significant change in the status of these matters since December 31, 1996.

Forward-Looking Information -
-----------------------------

Except for historical data, the information herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors, including changes in the price of recyclable commodities, weather conditions, slowing of the overall economy, higher interest rates, failure of the Company's restructuring and reengineering plans to produce the anticipated cost savings, the inability to complete the divestiture of discontinued businesses or the monetization of other assets at appropriate prices and terms, and the cost and timing of stock repurchase programs. The Company makes no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.
        -----------------

     The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment, and the potential exists for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject, or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. Subject to the discussion set forth above under "Commitments and Contingencies" in the Notes to Consolidated Financial Statements concerning a Company subsidiary's New Milford, Connecticut landfill, the Company believes that these matters will not have a material adverse effect on its results of operation or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

ITEM 6. Exhibits and Reports on Form 8-K.
        --------------------------------

     (a)  Exhibits.

     The exhibits to this report are listed in the Exhibit Index elsewhere herein.

     (b)  Reports on Form 8-K.

     During the period covered by this Quarterly Report on Form 10-Q, the Company filed reports on Form 8-K as follows:

     (i) A report dated February 4, 1997 stating that on February 4, 1997 the Company announced (a) Board of Directors approval of a comprehensive package of strategic initiatives, (b) the Company's divestiture of non-core and non-integrated assets valued at about $1.5 billion over the next 18-24 months and reduction of overhead and capital spending, (c) a new member of its Board of Directors, (d) a planned change of its name to "Waste Management, Inc.," (e) a two-year, 50 million share repurchase program, which would include an approximately $1 billion "Dutch Auction" tender offer targeted for early in the second quarter, (f) its results of operations for the quarter and year ended December 31, 1996 and a charge to 1996 earnings of $680 million, after tax and minority interest, and (g) anticipated earnings from continuing operations of approximately $1.75 per share in 1997 and an earnings goal of $2.05 per share from continuing operations for 1998.

     (ii) A report dated February 18, 1997 stating that (a) the Company's President and Chief Executive Officer, Phillip B. Rooney, had resigned and Dean
L. Buntrock, Chairman of the Company's Board of Directors, will serve as acting Chief Executive Officer while the Board of Directors searches for a new Chief Executive Officer from outside the Company, and (b) the Company and ServiceMaster Limited Partnership had signed a definitive agreement under which ServiceMaster Limited Partnership would purchase the Company's entire interest in ServiceMaster Limited Partnership for approximately $626 million in cash on or before April 14, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WMX TECHNOLOGIES, INC.


                                       /s/ JOHN D. SANFORD
                                       ---------------------------------------
                                       John D. Sanford, Senior Vice President,
                                       Chief Financial Officer and Treasurer



May 8, 1997

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