Form 10-Q
period 1997-06-30
WASTE MANAGEMENT INC /DE/
filed 1997-08-08
CIK 104938

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                         Commission file number 1-7327


                            WASTE MANAGEMENT, INC.
            (Exact name of Registrant as specified in its charter)



                 Delaware                            36-2660763
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)


            3003 Butterfield Road,
             Oak Brook, Illinois                         60523
     (Address of principal executive office)           (Zip Code)


       Registrant's telephone number, including area code: (630)572-8800


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

         Shares of Registrant's Common Stock, $1 par value, issued and outstanding, at July 31, 1997--454,593,714
(excluding 10,886,361 shares held in the Waste Management, Inc. Employee Stock
                                Benefit Trust)

================================================================================

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----


                                                                           PAGE
                                                                           ----
PART I. Financial Information:


Consolidated balance sheets as of December 31, 1996, and
     June 30, 1997.......................................................    3


Consolidated statements of income for the three months and six months
     ended June 30, 1996 and 1997........................................    5


Consolidated statements of stockholders' equity for the six months
     ended June 30, 1996 and 1997........................................    6


Consolidated statements of cash flows for the six months
     ended June 30, 1996 and 1997........................................    8


Notes to consolidated financial statements...............................    9


Management's discussion and analysis of results of operations
     and financial condition.............................................   16


PART II.  Other Information..............................................   22


                                    ******

                         PART I. FINANCIAL INFORMATION

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                               ($000's omitted)

                                    ASSETS



                                                          December 31, 1996   June 30, 1997
                                                          ------------------  --------------

CURRENT ASSETS:
  Cash and cash equivalents                                     $   323,288     $   435,136
  Short-term investments                                            341,338         167,009
  Accounts receivable, less reserve of $47,523 in 1996
     and $38,583 in 1997                                          1,681,817       1,594,656
  Employee receivables                                               10,084           8,847
  Parts and supplies                                                142,417         144,905
  Costs and estimated earnings in excess of billings
     on uncompleted contracts                                       240,531         258,200
  Prepaid expenses                                                  353,749         374,914
                                                                -----------     -----------

          Total Current Assets                                  $ 3,093,224     $ 2,983,667
                                                                -----------     -----------

PROPERTY AND EQUIPMENT, at cost:
  Land, primarily disposal sites                                $ 5,019,065     $ 5,055,448
  Buildings                                                       1,495,252       1,467,607
  Vehicles and equipment                                          7,520,902       7,304,161
  Leasehold improvements                                             85,998          86,785
                                                                -----------     -----------

                                                                $14,121,217     $13,914,001

Less - Accumulated depreciation and amortization                 (4,399,508)     (4,516,788)
                                                                -----------     -----------

          Total Property and Equipment, Net                     $ 9,721,709     $ 9,397,213
                                                                -----------     -----------

OTHER ASSETS:
  Intangible assets relating to acquired businesses, net        $ 3,885,293     $ 3,722,256
  Sundry, including other investments                             1,452,057       1,004,296
  Net assets of discontinued operations                             214,309         205,309
                                                                -----------     -----------

          Total Other Assets                                    $ 5,551,659     $ 4,931,861
                                                                -----------     -----------

               Total Assets                                     $18,366,592     $17,312,741
                                                                ===========     ===========

The accompanying notes are an integral part of these balance sheets.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                        December 31, 1996   June 30, 1997
                                                        ------------------  --------------

CURRENT LIABILITIES:
Portion of long-term debt payable within one year             $   553,493     $   802,243
  Accounts payable                                                948,350         773,225
  Accrued expenses                                              1,324,324       1,631,634
  Unearned revenue                                                212,541         213,071
                                                              -----------     -----------
     Total Current Liabilities                                $ 3,038,708     $ 3,420,173
                                                              -----------     -----------

DEFERRED ITEMS:
  Income taxes                                                $ 1,011,593     $   979,781
  Environmental liabilities                                       543,723         495,338
  Other                                                           641,918         564,939
                                                              -----------     -----------
     Total Deferred Items                                     $ 2,197,234     $ 2,040,058
                                                              -----------     -----------

LONG-TERM DEBT, less portion payable within one year          $ 6,971,607     $ 6,520,035
                                                              -----------     -----------
MINORITY INTEREST IN SUBSIDIARIES                             $ 1,186,955     $ 1,156,821
                                                              -----------     -----------
COMMITMENTS AND CONTINGENCIES                                 $               $
                                                              -----------     -----------
PUT OPTIONS                                                   $    95,789     $         -
                                                              -----------     -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $l par value (issuable in series);
  50,000,000 shares authorized; none outstanding
  during the periods                                          $         -     $         -
  Common stock, $l par value; 1,500,000,000 shares
  authorized; 507,101,774 shares issued in 1996
  and 1997                                                        507,102         507,102
  Additional paid-in capital                                      864,730         953,772
  Cumulative translation adjustment                               (79,213)       (209,897)
  Retained earnings                                             4,363,754       4,563,814
                                                              -----------     -----------

                                                              $ 5,656,373     $ 5,814,791
Less: Treasury stock; 12,782,864 shares in 1996 and
        41,668,633 in 1997, at cost                               419,871       1,286,350
        1988 Employee Stock Ownership Plan                          6,396           3,063
        Employee Stock Benefit Trust; 10,886,361
        shares in 1996 and 1997, at market                        353,807         349,724
                                                              -----------     -----------

   Total Stockholders' Equity                                 $ 4,876,299     $ 4,175,654
                                                              -----------     -----------

     Total Liabilities and Stockholders'
       Equity                                                 $18,366,592     $17,312,741
                                                              ===========     ===========

The accompanying notes are an integral part of these balance sheets.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30

                                  (Unaudited)

                   (000's omitted except per share amounts)


                                              Three Months                    Six Months
                                              Ended June 30                 Ended June 30
                                         -----------------------      --------------------------
                                            1996         1997            1996            1997
                                         ----------   ----------      ----------      ----------

REVENUE                                  $2,330,994   $2,327,309      $4,475,473      $4,525,617
                                         ----------   ----------      ----------      ----------

  Operating expenses                     $1,619,255   $1,634,114      $3,114,104      $3,185,832

  Selling and administrative
   expenses                                 246,688      242,800         492,551         484,329

  Interest expense                           94,291       99,936         188,097         198,285

  Interest income                            (6,421)      (9,786)        (12,661)        (21,878)

  Minority interest                          31,397       28,314          58,601          56,076

  Sundry (income) expense, net              (21,379)      11,936         (38,714)           (648)
                                         ----------   ----------      ----------      ----------

  Income from continuing operations
   before income taxes                   $  367,163   $  319,995      $  673,495      $  623,621

  Provision for income taxes                149,429      139,971         275,582         265,185
                                         ----------   ----------      ----------      ----------

  Income from continuing operations      $  217,734   $  180,024      $  397,913      $  358,436

  Income from operations of
    discontinued businesses, less
    applicable income taxes and
    minority interest of $5,572 and
    $10,741 for the three months and
    six months ended June 30, 1996,
    respectively                              5,308            -          10,307               -
                                         ----------   ----------      ----------      ----------


NET INCOME                               $  223,042   $  180,024      $  408,220      $  358,436
                                         ==========   ==========      ==========      ==========

AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING              496,031      466,276         492,593         475,498
                                         ==========   ==========      ==========      ==========

EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE

Continuing operations                    $     0.44   $     0.39      $     0.81      $     0.75
Discontinued operations                        0.01            -            0.02               -
                                         ----------   ----------      ----------      ----------

NET INCOME                               $     0.45   $     0.39      $     0.83      $     0.75
                                         ==========   ==========      ==========      ==========

DIVIDENDS DECLARED PER SHARE             $     0.16   $     0.17      $     0.31      $     0.33
                                         ==========   ==========      ==========      ==========

The accompanying notes are an integral part of these statements.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                                                                                                        1988
                                                                                                      Employee   Employee
                                                   Additional  Cumulative                              Stock       Stock
                                      Common        Paid-In    Translation     Retained   Treasury   Ownership    Benefit
                                      Stock         Capital    Adjustment      Earnings     Stock       Plan       Trust
                                    ---------      ----------  -----------  -----------  ----------  ---------   --------
Balance, January 1, 1996             $498,817       $ 422,801   $(102,943)  $ 4,486,877  $    -      $13,062     $350,151
Net income for the period                -               -           -          408,220       -         -            -
Cash dividends ($.31 per share)          -               -           -         (153,222)      -         -            -
Dividends paid to Employee
 Stock Benefit Trust                     -              3,460        -           (3,460)      -         -            -
Stock repurchase
 (5,000,000 shares)                      -               -           -             -       168,305      -            -
Stock issued upon exercise
 of stock options                         217          (7,332)       -             -       (25,617)     -         (28,622)
Treasury stock received in
 connection with exercise of
 stock options                           -               -           -             -           791       -           -
Tax benefit of non-qualified
 stock options exercised                 -              4,999        -             -          -          -           -
Contribution to 1988 Employee
 Stock Ownership Plan                    -               -           -             -          -        (3,333)       -
Treasury stock received as
 settlement for claims                   -               -           -             -         2,400       -           -
Common stock issued upon
 conversion of Liquid Yield
 Option Notes                             107           1,893        -             -          -          -           -
Common stock issued for
 acquisitions                           7,957         226,222        -             -          -          -           -
Temporary equity related to
 put options                             -           (135,957)       -             -          -          -           -
Proceeds from sale of
 put options                             -             14,774        -             -          -          -           -
Adjustment of Employee Stock
 Benefit Trust to market value           -             34,999        -             -          -          -         34,999
Cumulative translation adjust-
 ment of foreign currency
 statements                              -               -         (5,587)         -          -          -           -
                                    ---------       ---------  -----------   ----------   --------   --------   ---------
Balance, June 30, 1996               $507,098       $ 565,859   $(108,530)   $4,738,415   $145,879    $ 9,729    $356,528
                                    =========       =========  ===========   ==========   ========   ========    ========

The accompanying notes are an integral part of this statement.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                  (Unaudited)

                   ($000's omitted except per share amounts)

                                                                                                             1988
                                                                                                           Employee    Employee
                                                      Additional   Cumulative                                Stock      Stock
                                            Common     Paid-In     Translation    Retained     Treasury    Ownership   Benefit
                                            Stock      Capital     Adjustment     Earnings      Stock        Plan       Trust
                                           --------   ----------   -----------   ----------   ----------   ---------   --------
Balance, January 1, 1997                   $507,102    $864,730    $ (79,213)    $4,363,754   $  419,871    $ 6,396    $353,807
Net income for the period                      -           -            -           358,436         -          -           -
Cash dividends ($.33 per share)                -           -            -          (154,784)        -          -           -
Dividends paid to Employee Stock Benefit
  Trust                                        -          3,592         -            (3,592)        -          -           -
Stock repurchase (30,000,000 shares)           -           -            -              -         902,629       -           -
Stock issued upon exercise of stock
  options and grant of restricted stock        -         (5,976)        -              -         (35,951)      -           -
Tax benefit of non-qualified stock
  options exercised                            -          1,950         -              -            -          -           -
Contribution to 1988 Employee Stock
  Ownership Plan                               -           -            -              -            -        (3,333)       -
Treasury stock received as settlement
  for claims                                   -           -            -              -             141       -           -
Common stock issued upon conversion of
  Liquid Yield Option Notes                    -           (124)        -              -            (340)      -           -
Temporary equity related to put options        -         95,789         -              -            -          -           -
Settlement of put options                      -         (1,605)        -              -            -          -           -
Adjustment of Employee Stock Benefit
  Trust to market value                        -         (4,083)        -              -            -          -         (4,083)
Unrealized loss on securities to be sold       -           (501)        -              -            -          -           -
Cumulative translation adjustment of
  foreign currency statements                  -           -        (130,684)          -            -          -           -
                                           --------    --------    ---------     ----------   ----------    -------    --------
Balance, June 30, 1997                     $507,102    $953,772    $(209,897)    $4,563,814   $1,286,350    $ 3,063    $349,724
                                           ========    ========    =========     ==========   ==========    =======    ========


The accompanying notes are an integral part of this statement.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE SIX MONTHS ENDED JUNE 30

                          Increase (Decrease) in Cash

                                  (Unaudited)

                               ($000's omitted)

                                                                                             1996          1997
                                                                                          ----------    -----------
Cash flows from operating activities:
    Net income for the period                                                             $  408,220    $   358,436
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                        462,170        425,709
        Provision for deferred income taxes                                                  116,725        (90,333)
        Minority interest in subsidiaries                                                     60,254         56,076
        Interest on Liquid Yield Option Notes (LYONs) and WMI Subordinated Notes               5,737         10,976
        Contribution to 1988 Employee Stock Ownership Plan                                     3,333          3,333
    Changes in assets and liabilities, excluding effects of acquired companies:
        Receivables, net                                                                     (30,391)        18,552
        Other current assets                                                                 (43,864)       (54,017)
        Sundry other assets                                                                  (16,939)       (65,544)
        Accounts payable                                                                    (114,635)      (152,753)
        Accrued expenses and unearned revenue                                                (68,449)       238,992
        Deferred items                                                                       (55,029)      (120,910)
        Other, net                                                                               738        (40,652)
                                                                                          ----------    -----------
Net cash provided by operating activities                                                 $  727,870    $   587,865
                                                                                          ----------    -----------
Cash flows from investing activities:
    Short-term investments                                                                $   10,371    $  (139,990)
    Capital expenditures                                                                    (577,791)      (368,217)
    Proceeds from asset monetization program                                                 146,901      1,287,090
    Cost of acquisitions, net of cash acquired                                               (57,911)       (34,800)
    Other investments                                                                        (45,232)        24,810
    Acquisition of minority interests                                                       (329,653)       (67,625)
                                                                                          ----------    -----------
Net cash provided by (used for) investing activities                                      $ (853,315)   $   701,268
                                                                                          ----------    -----------
Cash flows from financing activities:
    Cash dividends                                                                        $ (153,222)   $  (154,784)
    Proceeds from issuance of indebtedness                                                 1,366,124        529,450
    Repayments of indebtedness                                                              (906,535)      (677,692)
    Proceeds from exercise of stock options, net                                              46,333         29,975
    Contributions from minority interests                                                      3,680              -
    Stock repurchases                                                                       (168,305)      (902,629)
    Proceeds from sale of put options                                                         14,774              -
    Settlement of put options                                                                      -         (1,605)
                                                                                          ----------    -----------
Net cash provided by (used for) financing activities                                      $  202,849    $(1,177,285)
                                                                                          ----------    -----------
Net increase in cash and cash equivalents                                                 $   77,404    $   111,848
Cash and cash equivalents at beginning of period                                             169,541        323,288
                                                                                          ----------    -----------
Cash and cash equivalents at end of period                                                $  246,945    $   435,136
                                                                                          ==========    ===========
The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks and short-term investments with maturities of less than three months when purchased.
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest, net of amounts capitalized                                              $  193,181    $   187,309
        Income taxes, net of refunds received                                             $  147,372    $   210,984
Supplemental schedule of noncash investing and financing activities:
    LYONs converted into common stock of the Company                                      $    2,000    $       216
    Liabilities assumed in acquisitions of businesses                                     $   97,952    $    17,572
    Fair market value of Company stock issued for acquired businesses                     $  234,179    $         -
    Marketable securities received from sale of discontinued operations                   $        -    $    63,967


The accompanying notes are an integral part of these statements.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                        ($000's omitted in all tables)



The financial statements included herein have been prepared by Waste Management, Inc. ("WMI" or the "Company") (formerly WMX Technologies, Inc.) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial information included herein reflects, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year.

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

Income Taxes -

The following table sets forth the provision for income taxes for continuing operations for the three months and six months ended June 30, 1996 and 1997:

                                    Three Months               Six Months
                                    Ended June 30            Ended June 30
                               -------------------------  --------------------
                                    1996        1997        1996       1997
                               -------------------------  --------------------

Currently payable                  $91,571    $ 265,456   $150,024   $355,906
Deferred                            58,052     (125,290)   125,946    (90,333)
Amortization of deferred
 investment credit                    (194)        (195)      (388)      (388)
                                   -------    ---------   --------   --------
                                  $149,429    $ 139,971   $275,582   $265,185
                                  ========    =========   ========   ========

The negative deferred tax provision for the three months and six months ended June 30, 1997, is primarily due to previously deferred taxes becoming payable as a result of the Company's asset monetization program.

Business Combinations -

During 1996, the Company and its principal subsidiaries acquired 83 businesses for $104,778,000 in cash (net of cash acquired) and notes, $39,446,000 of debt assumed, and 8,210,568 shares of the Company's common stock. These acquisitions were accounted for as purchases.

During the six months ended June 30, 1997, the Company and its principal subsidiaries acquired 20 businesses for $34,800,000 in cash and notes. These acquisitions were accounted for as purchases. The pro forma effect of the acquisitions made during 1996 and 1997 is not material.

On June 20, 1997, the Company announced an offer to acquire, for $15 per share in cash, all of the outstanding shares of Wheelabrator Technologies Inc. ("WTI") it does not already own. The Company currently owns approximately 67% of the
156.6 million outstanding WTI shares. The offer is subject to approval by a committee of independent WTI directors and the holders of a majority of the outstanding WTI shares, other than those held by the Company, voting on it at a special meeting of WTI stockholders to be called for that purpose. Several lawsuits have also been filed which seek, among other things, to enjoin the proposed transaction.

Divestitures -

The Company divested nine North American solid waste businesses in the quarter for a price of $234,000,000. The largest of these transactions was the sale of most of its Canadian operations. In the first six months of this year, the Company has divested 17 solid waste operations in North America for a total price of $265,000,000. In Europe, the Company's Waste Management International plc subsidiary completed in June the sale of substantially all of its remaining operations in France for 67.5 million pounds, or approximately $112,000,000, and subsequent to June 30 sold its business in Spain.

Discontinued Operations -

In line with the Company's strategy to focus on waste management services, other industry segments, including the engineering, construction and consulting businesses and industrial scaffolding business of Rust International Inc. ("Rust") and the water businesses of WTI have been classified as discontinued operations.

The discontinued businesses have been segregated from continuing operations in the accompanying balance sheets and statements of income. Revenue from these businesses prior to sale was $107.0 million for the three months and $241.4 million for the six months ended June 30, 1997, and $354.1 million and $769.6 million for the comparable periods in 1996, the decline relating primarily to businesses sold in the interim. Results of operations for the three months and six months ended June 30, 1997, were not material and were included in the reserve for loss on disposition provided previously.

Restructuring -

In the fourth quarter of 1996, the Company recorded a charge for reengineering and streamlining its finance and administrative functions. Approximately $20.0 million of the charge related to cash payments for employee severance. As of June 30, 1997, approximately half of this amount had been spent. The balance is expected to be paid by the end of 1997. In addition, reengineering costs of approximately $0.01 to $0.02 per share were charged to income in the second quarter and first six months of 1997.

Accounting Principles -

In February 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 128, "Earnings Per Share". This statement supersedes Accounting Principles Board Opinion No. 15. Primary EPS is replaced by Basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. In addition, Fully Diluted EPS is replaced with Diluted EPS, which gives effect to all common shares that would have been outstanding if all dilutive potential common shares (relating to such things as the exercise of stock options and convertible debt) had been issued.

FAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted, but when the opinion becomes effective, all prior periods presented must be restated. EPS computed in accordance with FAS No. 128 for the three months and six months ended June 30, 1996 and 1997, would have been as follows:

                                    Three Months            Six Months
                                   Ended June 30           Ended June 30
                               ----------------------  ---------------------
                                  1996        1997        1996      1997
                               ----------------------  ---------------------

Continuing Operations -
              Basic               $0.44     $0.39       $0.81       $0.75

              Diluted              0.43      0.38        0.79        0.74

Discontinued Operations -
               Basic              $0.01     $   -       $0.02       $   -

               Diluted             0.01         -        0.02           -

In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Disclosure about Segments of an Enterprise and Related information." Both statements are effective for fiscal years beginning after December 15, 1997. FAS 130 requires only a different format for presentation of information already included in the Company's financial statements. FAS 131 modifies and expands required segment disclosure but does not affect accounting principles, and accordingly will not require any change to reported financial position, results of operations and cash flows.

Derivative Financial Instruments -

From time to time, the Company and certain of its subsidiaries use derivatives to manage interest rate, currency and commodity risk. The Company's policy is to use derivatives for risk management purposes only, and it does not enter into such contracts for trading purposes. The Company enters into derivatives only with counterparties which are financial institutions having credit ratings of at least A- or A3, to minimize credit risk. The amount of derivatives outstanding at any one point in time and gains or losses from their use have not been and are not expected to be material to the Company's financial statements.

Instruments used as hedges must be effective at managing risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must have a high degree of inverse correlation with changes in market values or cash flows of underlying hedged items. Derivatives that meet the hedge criteria are accounted for under the deferral or accrual method, except for currency agreements as discussed below. If a derivative does not meet or ceases to meet the aforementioned criteria, or if the designated hedged item ceases to exist, then the Company subsequently uses fair value accounting for the derivative, with gains or losses included in sundry income. If a derivative is terminated early, any gain or loss, including amounts previously deferred, is deferred and amortized over the remaining life of the terminated contract or until the anticipated transaction occurs.

Interest Rate Agreements. Certain of the Company's subsidiaries have entered into interest rate swap agreements to balance fixed and floating rate debt in accordance with management's criteria. The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received are accrued in the financial statements as a part of interest expense on the underlying debt over the life of the agreements and the swap is not marked to market.

Currency Agreements. From time to time, the Company and certain of its subsidiaries use foreign currency derivatives to seek to mitigate the impact of translation on foreign earnings and income from foreign investees. Typically these have taken the form of purchased put options or offsetting put and call options with different strike prices. The Company receives or pays, based on the notional amount of the option, the difference between the average exchange rate of the hedged currency against the base currency and the average (strike price) contained in the option. Complex instruments involving multipliers or leverage are not used. Although the purpose for using such derivatives is to mitigate currency risk, they do not qualify for hedge accounting under generally accepted accounting principles and accordingly, must be adjusted to market value at the end of each accounting period with gains or losses included in income.

The Company sometimes also uses foreign currency forward contracts to hedge committed transactions when the terms of such a transaction are known and there is a high probability that the transaction will occur. Gains or losses on forward contracts pertaining to such transactions are deferred until the designated transaction is completed. The impact of the forward contract is then included with the results of the underlying transaction in the financial statements.

Commodity Agreements. The Company utilizes derivatives to seek to mitigate the impact of fluctuations in the price of fuel used by its vehicles. Quantities hedged do not exceed committed fuel purchases or anticipated usage and accordingly, gains and losses in the hedge positions are deferred and recognized in operating expenses as fuel is purchased.

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

Stockholders' Equity -

The Boards of Directors of WMI and WTI have authorized their respective companies to repurchase shares of their own common stock (up to 50 million shares in the case of WMI and 30 million shares in the case of WTI) in the open market, in privately negotiated transactions, or through issuer tender offers. These programs extend into 1998. During the 1997 second quarter, WMI purchased 30 million of its shares with its "Dutch Auction" tender offer; it has not repurchased any other shares during 1997. WTI repurchased 5.1 million of its shares in open market transactions during the first six months of 1997; however, in light of the WMI offer to acquire its remaining public shares, WTI has suspended its repurchase activity.

WMI periodically sells put options on its common stock. The put options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. Proceeds from the sale of the options are credited to additional paid-in capital. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares in lieu of repurchasing the stock. In February 1997, options on 1.9 million shares were exercised, and the Company elected to settle them for $1.6 million in cash. One million options expired unexercised as the price of the Company's stock was in excess of the strike price at maturity. At June 30, 1997, no put options were outstanding, although the Company may sell such options in the future.

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

WM International operates facilities in Hong Kong which are owned by the Hong Kong government. On July 1, 1997, control of the Hong Kong government transferred to the People's Republic of China. WM International is unable to predict what impact, if any, this change will have on its operations in Hong Kong. At June 30, 1997, WM International had identifiable assets of $269.3 million related to its Hong Kong operations which generated pretax income of approximately $15.3 million in calendar 1996 and $13.4 million in the first six months of 1997.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              (Tables in millions)

RESULTS OF OPERATIONS:

Summary -
----------

For the three months ended June 30, 1997, Waste Management, Inc. (formerly WMX Technologies, Inc.) and its subsidiaries ("WMI" or the "Company") had net income from continuing operations of $180.0 million, or $0.39 per share, versus $217.7 million, or $0.44 per share in the comparable quarter in 1996. Revenue from continuing operations was $2.33 billion in both the current-year and the year-earlier quarters. Net income was $0.39 per share for the three months ended June 30, 1997, compared with $0.45 for the same three months in 1996.

Six-month 1997 net income from continuing operations was $358.4 million, or $0.75 per share, on revenue of $4.53 billion. For the first six months of 1996, income from continuing operations was $397.9 million, or $0.81 per share, on revenue of $4.48 billion. Net income was $0.75 for the first six months of 1997, compared with $0.83 for the first six months of 1996.

Results for the three-month and six-month periods ended June 30, 1997, include the Company's share ($10.4 million after tax and minority interest, or $0.02 per share) of a special charge recorded by OHM Corporation, in which the Company's Rust International Inc. ("Rust") subsidiary has an approximately 37% equity interest.

In February 1997, the Company articulated a comprehensive set of strategic initiatives, including returning its focus to waste management services in domestic and selected international markets where the Company holds or can develop a strong competitive position, and a financial strategy focused on generating cash and using that cash for the benefit of shareholders. The increased cash flow is to come from the divestiture of non-core or non-integrated assets, reduction of capital expenditures, control of costs, and improved return on the asset base. During the first six months of 1997, the Company and its subsidiaries monetized $1.3 billion of non-core and non-integrated assets, including the investments in Wessex Water Plc ("Wessex") and ServiceMaster Limited Partnership ("ServiceMaster"). Its Wheelabrator Technologies Inc. ("WTI") subsidiary sold its water and wastewater facility operations and privatization business to United States Filter Corporation ("U.S. Filter") for 2.3 million shares of U.S. Filter stock. Waste Management of North America, Inc. ("WMNA") divested 17 solid waste operations in North America, including the sale of most of its Canadian operations, for a total price of $265 million. In Europe, the Company's Waste Management International plc ("WM International") subsidiary completed in June the sale of substantially all of its operations in France, for approximately $112 million, and subsequent to June 30 sold its business in Spain.

During the first quarter of 1997, the Company announced a Dutch Auction tender offer which culminated in May with its repurchasing 30 million of its outstanding shares for $30 a share. On May 9, the Board of Directors approved an increase in the quarterly dividend from $0.16 to $0.17 per share.

The Company has five primary operating subsidiaries. WMNA provides integrated solid waste management services in North America and manages the industrial cleaning services business owned by Rust. Chemical Waste Management, Inc. ("CWM") provides chemical waste treatment, storage, disposal and related services and furnishes low-level radioactive waste management and disposal services in North America. WTI is engaged in the ownership and operation of trash-to-energy, waste-fuel powered independent power, and biosolids pelletizer facilities as well as providing biosolids land application services. WM International provides comprehensive waste management and related services outside North America, with operations in eight countries in Europe, five countries in Asia, and Argentina, Australia, Brazil, Israel and New Zealand. The Company considers its operations to be part of a single industry segment - waste management services - and reports accordingly. The other services formerly provided by the Company have been classified as discontinued operations in the accompanying financial statements and have been or are in process of being sold. The discussion which follows relates to the Company's continuing operations.

Revenue -
----------

Consolidated revenue for the three months and six months ended June 30, 1997, compared with the same periods in 1996, is shown in the table which follows:

                      Three Months Ended June 30        Six Months Ended June 30
                    ------------------------------  --------------------------------
                                        Percentage                        Percentage
                                          Incr./                            Incr./
                      1997      1996     (Decr.)      1997       1996      (Decr.)
                    --------  --------  ----------  ---------  ---------  ----------
North America -
  WMNA -
    Residential     $  327.3  $  319.4      2.5%    $  640.3  $  631.8       1.3%
    Commercial         400.1     419.2     (4.5)       805.7     824.2      (2.2)
    Rolloff and
     industrial        327.0     360.0     (9.2)       637.0     675.8      (5.7)
    Disposal,
     transfer &
     other             403.5     400.3      0.8        750.1     731.8       2.5
                    --------  --------              --------  --------
      Total WMNA    $1,457.9  $1,498.9     (2.7)    $2,833.1  $2,863.6      (1.1)
  CWM                  115.3     127.8     (9.7)       224.6     252.9     (11.2)
  Rust                  80.4      71.3     12.8        152.3     136.6      11.5
  WTI                  256.1     244.4      4.8        504.2     463.9       8.7
  WM International     463.6     477.0     (2.8)       920.8     930.8      (1.1)
  Eliminations         (46.0)    (88.4)               (109.4)   (172.3)
                    --------  --------              --------  --------
      Total         $2,327.3  $2,331.0     (0.2)%   $4,525.6  $4,475.5       1.1%
                    ========  ========     ====     ========  ========     =====

Total revenue for the quarter ended June 30, 1997, was essentially flat compared with the second quarter a year ago. The overall revenue impact of dispositions, net of acquisitions, was a reduction of approximately $45 million in the quarter. WMNA revenue was down approximately $41 million in the second quarter of 1997 compared with 1996. The decline is about equal to the revenue which it lost on dispositions, as it had little internal growth between years. While WMNA is making improvement in its lost customer rate, it continued to suffer from the consequences of aggressive price increases in 1996.

WM International, a U.K. corporation which maintains its accounts in pounds sterling, has been adversely impacted by the strength of the pound against other world currencies. Year over year revenue growth, in U.S. dollars excluding currency translation, of 3.1% in the second quarter and 3.7% for the six months ended June 30, 1997, was more than offset by foreign currency translation losses of 5.9% in the quarter and 4.8% for the six months.

WTI 1997 revenue included $18.3 million in the second quarter and $34.2 million for the six months of construction revenue related to the retrofit of its Pinellas County, Florida, trash-to-energy facility and construction of a biosolids compost facility for Burlington County, New Jersey. No similar construction revenue was earned during the first half of 1996. Revenue growth of $3.8 million for the second quarter and $10.2 million for the first six months of 1997, compared with 1996, related to new industrial cogeneration plants (so-called "inside-the-fence" facilities) acquired in 1996. WTI is attempting to leverage its energy plant operating capabilities and project financing expertise by owning and/or operating inside-the-fence power plants for industrial customers. WTI's other revenue decreased during the quarter and six-month periods of 1997 compared with 1996, due to divestitures of biosolids land spreading operations and a slight decline in revenue from trash deliveries offsetting contractual price escalation. The decline in revenue from trash deliveries resulted from dry weather in the Mid-Atlantic and New England states which decreased the weight of trash delivered to WTI's plants.

Operating Expenses -
---------------------

Operating expenses as a percentage of revenue were 70.2% in the second quarter of 1997 compared with 69.5% in the comparable quarter of 1996, and for the six months ended June 30, were 70.4% in 1997 compared with 69.6% in 1996. The higher operating expenses reflect lower margins at WTI due to the impact of the construction revenue, and sharply lower margins in hazardous waste, as well as the lack of revenue growth in WMNA.

Selling and Administrative Expenses -
-------------------------------------

Selling and administrative expenses declined in actual dollars in the quarter ended June 30, 1997 compared with the same quarter in 1996, and were 10.4% of revenue in the current year versus 10.6% in the year-ago quarter. For the six months ended June 30, selling and administrative expenses were 10.7% of revenue in 1997 compared with 11.0% in 1996, and declined approximately $8.2 million in absolute terms. The improvements reflect the ongoing focus on streamlining administrative activities and controlling costs throughout the Company.

Interest, net -
---------------

The following table sets forth the components of consolidated interest, net, for the three months and six months ended June 30, 1997 and 1996:

                              Three Months          Six Months
                            ----------------     ----------------
                             1997      1996       1997      1996
                            ------    ------     ------    ------
Interest expense            $114.9    $111.8     $228.2    $222.8
Interest income               (9.8)     (6.4)     (21.9)    (12.7)
Capitalized interest         (15.0)    (17.5)     (29.9)    (34.7)
                            ------    ------     ------    ------

   Interest expense, net    $ 90.1    $ 87.9     $176.4    $175.4
                            ======    ======     ======    ======

Net interest expense was relatively unchanged between years for both the three-month and six-month periods ended June 30. Although net debt declined slightly from December 31, 1996 to June 30, 1997, it increased in the interim due to cash required to complete the Dutch Auction. Interest rates have also increased slightly in 1997, and net interest expense is adversely impacted by the mix of debt between the domestic entities and WM International.

Sundry (Income) Expense, net -
------------------------------

Second quarter 1997 sundry expense reflects the Company's 37% share of the special charge recorded by OHM. Both the three-month and six-month periods in 1997 reflect the loss of income from the Company's previous investments in Wessex and ServiceMaster, which have been sold, partially offset in the six-month period by a gain recognized on the disposition of the ServiceMaster shares. The Company does not expect sundry income, net, to be significant during the remainder of 1997.

Discontinued Operations -
--------------------------

In line with the Company's strategy to focus on waste management services, other industry segments, including the engineering, construction and consulting businesses and industrial scaffolding business of Rust and the water businesses of WTI, have been classified as discontinued operations. Results of operations for the three months and six months ended June 30, 1997, for those businesses not yet sold were not material and were included in the reserve for loss on disposition provided previously. Revenues of discontinued operations were $107.0 million for the three months and $241.4 million for the six months ended June 30, 1997, versus $354.1 million and $769.6 million for the comparable periods in 1996, the decline relating primarily to businesses sold in the interim.

Restructuring -
----------------

In the fourth quarter of 1996, the Company recorded a charge for reengineering and streamlining its finance and administrative functions. Approximately $20.0 million of the charge related to cash payments for employee severance. As of June 30, 1997, approximately half of this amount had been spent. The balance is expected to be paid by the end of 1997. In addition, the Company expects that the reengineering will result in costs of $0.05 to $0.06 per share which will be charged to income in 1997, including approximately $0.01 to $0.02 in the second quarter and for the six months.

Accounting Principles -
-----------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share." This statement supersedes Accounting Principles Board Opinion No. 15. Primary EPS is replaced by Basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. In addition, Fully Diluted EPS is replaced with Diluted EPS, which gives effect to all common shares that would have been outstanding if all dilutive potential common shares (relating to such things as the exercise of stock options and convertible debt) had been issued.

FAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted, but when the opinion becomes effective all prior periods presented must be restated. EPS computed in accordance with FAS No. 128 for the quarter and six months ended June 30, 1997 and 1996 would have been as follows:

                            Quarter Ended June 30  Six Months Ended June 30
                            ---------------------  ------------------------
                               1997        1996         1997       1996
                             ------      ------       ------     ------
Continuing Operations-
  Basic                      $ 0.39      $ 0.44       $ 0.75     $ 0.81
  Diluted                      0.38        0.43         0.74       0.79

Discontinued Operations-
  Basic                      $    -      $ 0.01       $    -     $ 0.02
  Diluted                         -        0.01            -       0.02

In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997. FAS 130 requires only a different format for presentation of information already included in the Company's financial statements. FAS 131 modifies and expands required segment disclosure but does not affect accounting principles, and accordingly will not require any change to reported financial position, results of operations and cash flows.

Derivatives -
-------------

From time to time, the Company and certain of its subsidiaries use derivatives to manage currency, interest rate, and commodity (fuel) risk. Derivatives used are simple agreements which provide for payments based on the notional amount, with no multipliers or leverage. The Company's use of derivatives has not been and is not expected to be material with respect to financial condition or results of operations. For further discussion on the Company's use of and accounting for derivatives, see "Derivative Financial Instruments" in the Notes to Consolidated Financial Statements.

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

FINANCIAL CONDITION:

Liquidity and Capital Resources -
----------------------------------

The Company had a working capital deficit of $436.5 million at June 30, 1997, compared with working capital of $54.5 million at December 31, 1996. In connection with its strategy to maximize cash flow, the Company has placed emphasis on minimizing working capital, because it operates in a service industry with neither significant inventory nor seasonal variation in receivables, and thus reducing working capital typically does not adversely affect operations.

In conjunction with its strategic focus, the Company generated $1,352.0 million of "owners' cash flow" (which it defines as cash flow from operating activities, less capital expenditures and dividends, plus proceeds from asset monetization) during the six months ended June 30, 1997. Included in this total is $1,287.1 million of proceeds from asset monetization. Through the Dutch Auction, $900 million of this owners' cash flow was returned to shareholders during 1997.

Acquisitions and Capital Expenditures -
---------------------------------------

Capital expenditures, excluding property and equipment of purchased businesses, were $368.2 million for the six months ended June 30, 1997, and $577.8 million for the comparable period in 1996. In addition, the Company and its principal subsidiaries spent $34.8 million on acquisitions in 1997 compared with $92.8 million in cash and debt (including debt assumed) and 8.0 million shares of WMI common stock during the first six months of 1996.

Capital Structure -
-------------------

Although the Company has placed increasing emphasis on generating owners' cash flow during the past two years, a substantial portion of such cash has been returned to stockholders through stock repurchases. However, during the first six months of 1997, total debt declined $202.8 million from December 31, 1996. Cash and marketable securities decreased $62.5 million in the first six months of 1997 to $602.1 million as a result of the Dutch Auction.

On June 20, 1997, the Company announced an offer to acquire, for $15 per share in cash, all of the outstanding shares of WTI that it does not already own.
The Company currently owns approximately 67% of the 156.6 million outstanding WTI shares. The offer is subject to the approval by a committee of independent WTI directors and the holders of a majority of the outstanding WTI shares, other than those held by the Company, voting on it at a special meeting of WTI stockholders to be called for that purpose. Several lawsuits have also been filed which seek, among other things, to enjoin the proposed transaction.

The Boards of Directors of WMI and WTI have authorized their respective companies to repurchase shares of their own common stock (up to 50 million shares in the case of WMI and 30 million shares in the case of WTI) in the open market, in privately negotiated transactions, or through issuer tender offers. These programs extend into 1998. During the 1997 second quarter, WMI purchased 30 million of its shares through the Dutch Auction; it has not repurchased any other shares during 1997. WTI repurchased 5.1 million of its shares in open market transactions during the first six months of 1997; however, in light of the WMI offer to acquire its remaining public shares, WTI has suspended its repurchase activity.

In conjunction with its authorized repurchase program, WMI periodically sells put options on its common stock. These options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. There were no put options outstanding at June 30, 1997, although the Company may sell such options in the future.

Risks and Uncertainties -
-------------------------

See "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for a description of certain contingent liabilities relating to the Company and its subsidiaries. There has been no significant change in the status of these matters since December 31, 1996.

Outlook -
---------

While the Company expected revenue and earnings to be flat in 1997 compared with 1996, second quarter results were below management's expectations. WMNA continues to experience a very difficult pricing environment. While it is having success obtaining and renewing residential contracts, renewals are in many cases at lower prices. Disposal pricing is very competitive for both special and solid wastes. Hazardous waste landfill prices continue to be flat to weaker. WM International is being adversely affected by the strength of the British pound against the currencies in the other countries where it operates. In light of these and other factors and results to date, the Company expects 1997 earnings to be approximately $1.65 per share, excluding the effect of the OHM charge but including a $0.05 to $0.06 per share cost for reengineering.

Forward-Looking Information -
-----------------------------

Except for historical data, the information contained herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors, including the ability of the Company to meet price increase and new business sales goals, changes in the price of recyclable commodities, weather conditions, slowing of the overall economy, higher interest rates, failure of the Company's restructuring and reengineering plans to produce the anticipated cost savings, the inability to complete the divestiture of discontinued businesses or the monetization of other assets at appropriate prices and terms, and the cost and timing of stock repurchase programs. The Company makes no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

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

     Several purported class action lawsuits and one purported derivative lawsuit seeking injunctive relief and unspecified money damages were filed in the Chancery Court in and for New Castle County, Delaware against the Company, WTI, and individual directors of WTI in connection with the June 20, 1997 proposal by the Company to acquire all of the shares of WTI common stock which the Company does not own. The proposal contemplates a merger in which WTI's stockholders would receive $15.00 in cash per share of WTI's common stock, subject to the approval of both a special committee consisting of independent directors of WTI and the holders of a majority of WTI's outstanding shares (other than shares held by the Company) voting at a stockholders' meeting. The lawsuits allege, among other things, that the defendants have breached fiduciary duties to WTI's minority stockholders because the merger consideration contemplated by the proposal is asserted to be inadequate and unfair. In addition, the purported derivative lawsuit alleges that the proposal is part of a plan to misappropriate WTI's corporate opportunity to repurchase its own shares. The Company believes that its actions and those of WTI and its Board of Directors in connection with the proposal have been in accordance with Delaware law. Accordingly, the Company intends to contest these lawsuits vigorously.

ITEM 4.  Submission of Matters to Vote of Security Holders.
         -------------------------------------------------

     At the Company's annual meeting of stockholders on May 9, 1997, a proposal to elect the nominees listed in the following table as directors of the Company was submitted to a vote of the Company's stockholders. The following table also shows the results of voting as to each nominee:


       Nominee          Votes For   Votes Withheld
---------------------  -----------  --------------
   Dean L. Buntrock    365,287,789      53,134,773
   Robert S. Miller    413,471,882       4,950,680
   Paul M. Montrone    395,847,591      22,574,971
   Peer Pedersen       391,160,263      27,262,299


     At the same meeting, proposals concerning (i) ratifying the appointment of Arthur Andersen LLP as independent auditors for 1997, (ii) an amendment to the Company's Restated Certificate of Incorporation, as amended (the "Certificate"), to change the Company's name to "Waste Management, Inc.," (iii) an amendment to the Certificate to provide for annual election of directors, (iv) approval of the Company's 1997 Equity Incentive Plan, and (v) amendment of the Company's By-Laws to provide that the Board of Directors shall consist of a majority of independent directors, as defined in the proposal, were considered by the stockholders. The proposals concerning the appointment of auditors, the change of the Company's name and the Company's 1997 Equity Incentive Plan were approved, while the proposals concerning annual election of directors and independence of a majority of the Board of Directors were defeated. The results are detailed as follows:


    Proposal       Votes For   Votes Against  Abstentions  Broker Non-Votes
    --------       ---------   -------------  -----------  ----------------
Ratification
  of Auditors     391,047,996     26,310,575    1,063,991               -0-

Change of
  Company Name    414,758,709      1,200,128    2,463,721                 4

1997 Equity
  Incentive
  Plan            392,622,449     23,582,486    2,216,823               804

Annual
  Election of
  Directors*      360,098,060     13,087,350    1,758,350        43,478,802

Director
  Independence     60,862,140    275,263,981   38,815,332        43,481,109

     * This Proposal was not approved because under the Company's Certificate the proposal needed the affirmative vote of at least 80% of the Company's outstanding shares, which was not obtained.

ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     The exhibits to this report are listed in the Exhibit Index elsewhere herein.

     (b)  Reports on Form 8-K.

     During the period covered by this Quarterly Report on Form 10-Q, the Company filed reports on Form 8-K as follows:

     (i) A report dated April 1, 1997 concerning the Company's offer to purchase from its stockholders up to 30,000,000 shares of its common stock, $1.00 par value, at a price not in excess of $35.00 nor less than $30.00 per share, as specified by stockholders tendering their shares (the "Dutch Auction Tender Offer") and the commencement of a lawsuit against the Company and its Board of Directors seeking to enjoin the Company from completing the Dutch Auction Tender Offer.

     (ii) A report dated April 15, 1997 concerning a shareholder lawsuit related principally to an adverse court judgment in a commercial dispute involving royalties to the former owners of the Company's Chemical Waste Management, Inc. subsidiary's Emelle, Alabama hazardous waste facility.

     (iii) A report dated April 22, 1997 concerning the refusal by the Court of Chancery in and for New Castle County, Delaware to grant a preliminary injunction against the completion of the Company's Dutch Auction Tender Offer.

     (iv) A report dated April 28, 1997 concerning the intention of a director of the Company to tender a portion of his shares of the Company's common stock in the Company's Dutch Auction Tender Offer and the preliminary results of the Company's Dutch Auction Tender Offer.

     (v) A report dated May 9, 1997 concerning the change of the Company's name to "Waste Management, Inc." and the results of voting on various matters by the Company's stockholders at the May 9, 1997 annual meeting of the Company's stockholders.

     (vi) A report dated June 20, 1997 concerning the approval by the Company's Board of Directors of an offer to acquire all of the outstanding publicly held shares of the Company's Wheelabrator Technologies Inc. subsidiary.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WASTE MANAGEMENT, INC.



                                      /s/ JOHN D. SANFORD
                                      ---------------------------------------
                                      John D. Sanford, Senior Vice President,
                                      Chief Financial Officer and Treasurer


August 8, 1997

                             WASTE MANAGEMENT, INC.

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



-----------------

* Exhibits not listed are inapplicable.