Form 10-Q
period 1997-09-30
WASTE MANAGEMENT INC /DE/
filed 1997-11-14
CIK 104938

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark
One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

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

                                    X
                               YES       NO

         SHARES OF REGISTRANT'S COMMON STOCK, $1 PAR VALUE, ISSUED AND
                OUTSTANDING, AT OCTOBER 31, 1997 -- 455,024,772
 (EXCLUDING 10,886,361 SHARES HELD IN THE WASTE MANAGEMENT, INC. EMPLOYEE STOCK
                                 BENEFIT TRUST)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I. Financial Information:
Consolidated balance sheets as of December 31, 1996 and September 30,
 1997.....................................................................   4
Consolidated statements of income (as revised) for the three months and nine months ended
 September 30, 1996 and 1997..............................................   6
Consolidated statements of stockholders' equity (as revised) for the nine
 months ended September 30, 1996 and 1997.................................   7
Consolidated statements of cash flows (as revised) for the nine months
 ended September 30, 1996 and 1997........................................   9
Notes to consolidated financial statements................................  10
Management's discussion and analysis of results of operations and financial condition......................................................  18
PART II. Other Information................................................  26

                                  * * * * * *

                         PART I. FINANCIAL INFORMATION

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                                ($000'S OMITTED)

                                     ASSETS

                                                       DECEMBER     SEPTEMBER
                                                       31, 1996     30, 1997
                                                      -----------  -----------
Current Assets:
  Cash and cash equivalents.......................... $   323,288  $   132,523
  Short-term investments.............................     341,338       83,461
  Accounts receivable, less reserve of $47,523 in
   1996 and $39,285 in 1997..........................   1,681,817    1,571,476
  Employee receivables...............................      10,084        8,030
  Parts and supplies.................................     142,417      137,476
  Costs and estimated earnings in excess of billings
   on uncompleted contracts..........................     240,531      181,828
  Prepaid expenses...................................     353,749      350,045
                                                      -----------  -----------
    Total Current Assets............................. $ 3,093,224  $ 2,464,839
                                                      -----------  -----------
Property and Equipment, at cost:
  Land, primarily disposal sites..................... $ 5,019,065  $ 5,112,779
  Buildings..........................................   1,495,252    1,468,832
  Vehicles and equipment.............................   7,520,902    7,357,606
  Leasehold improvements.............................      85,998       83,159
                                                      -----------  -----------
                                                      $14,121,217  $14,022,376
Less--Accumulated depreciation and amortization......  (4,399,508)  (4,646,147)
                                                      -----------  -----------
    Total Property and Equipment, Net................ $ 9,721,709  $ 9,376,229
                                                      -----------  -----------
Other Assets:
  Intangible assets relating to acquired businesses,
   net............................................... $ 3,885,293  $ 3,663,872
  Sundry, including other investments................   1,452,057    1,007,722
  Net assets of discontinued operations..............     214,309      180,058
                                                      -----------  -----------
    Total Other Assets............................... $ 5,551,659  $ 4,851,652
                                                      -----------  -----------
      Total Assets................................... $18,366,592  $16,692,720
                                                      ===========  ===========

      The accompanying notes are an integral part of these balance sheets.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                   ($000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        DECEMBER     SEPTEMBER
                                                        31, 1996     30, 1997
                                                       -----------  -----------
Current Liabilities:
  Portion of long-term debt payable within one year..  $   553,493  $   385,028
  Accounts payable...................................      948,350      723,388
  Accrued expenses...................................    1,324,324    1,544,248
  Unearned revenue...................................      212,541      214,985
                                                       -----------  -----------
    Total Current Liabilities........................  $ 3,038,708  $ 2,867,649
                                                       -----------  -----------
Deferred Items:
  Income taxes.......................................  $ 1,011,593  $   881,670
  Environmental liabilities..........................      543,723      549,191
  Other..............................................      641,918      647,150
                                                       -----------  -----------
    Total Deferred Items.............................  $ 2,197,234  $ 2,078,011
                                                       -----------  -----------
Long-Term Debt, less portion payable within one year.  $ 6,971,607  $ 6,405,304
                                                       -----------  -----------
Minority Interest in Subsidiaries....................  $ 1,186,955  $ 1,157,590
                                                       -----------  -----------
Commitments and Contingencies........................  $            $
                                                       -----------  -----------
Put Options..........................................  $    95,789  $       --
                                                       -----------  -----------
Stockholders' Equity:
  Preferred stock, $l par value (issuable in series);
   50,000,000 shares authorized; none outstanding
   during the periods................................  $       --   $       --
  Common stock, $l par value; 1,500,000,000 shares
   authorized; 507,101,774 shares issued in 1996 and
   1997..............................................      507,102      507,102
  Additional paid-in capital.........................      864,730      987,111
  Cumulative translation adjustment..................      (79,213)    (210,206)
  Retained earnings..................................    4,363,754    4,543,700
                                                       -----------  -----------
                                                       $ 5,656,373  $ 5,827,707
  Less: Treasury stock; 12,782,864 shares in 1996 and
       40,862,713 in 1997, at cost...................      419,871    1,261,803
    1988 Employee Stock Ownership Plan...............        6,396        1,396
    Employee Stock Benefit Trust; 10,886,361 shares
     in 1996 and 1997, at market.....................      353,807      380,342
                                                       -----------  -----------
    Total Stockholders' Equity.......................  $ 4,876,299  $ 4,184,166
                                                       -----------  -----------
      Total Liabilities and Stockholders' Equity.....  $18,366,592  $16,692,720
                                                       ===========  ===========

      The accompanying notes are an integral part of these balance sheets.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (AS REVISED)

            FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30

                                  (UNAUDITED)
                    (000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
                                 ----------------------  ----------------------
                                    1996        1997        1996        1997
                                 ----------  ----------  ----------  ----------
Revenue........................  $2,372,746  $2,351,189  $6,848,219  $6,876,806
                                 ----------  ----------  ----------  ----------
  Operating expenses...........  $1,651,420  $1,839,212  $4,774,464  $5,096,228
  Selling and administrative
   expenses....................     264,947     266,491     774,594     781,445
  Interest expense.............     107,448      98,477     310,045     309,512
  Interest income..............      (4,999)     (6,201)    (17,660)    (28,079)
  Minority interest............      29,533      30,435      85,894      86,111
  Sundry income, net...........     (35,869)     (8,122)    (80,162)   (174,554)
                                 ----------  ----------  ----------  ----------
  Income from continuing
   operations before income
   taxes.......................  $  360,266  $  130,897  $1,001,044  $  806,143
  Provision for income taxes...     144,991      67,696     408,614     389,316
                                 ----------  ----------  ----------  ----------
  Income from continuing
   operations..................  $  215,275  $   63,201  $  592,430  $  416,827
  Income from discontinued
   businesses, less applicable
   income taxes and minority
   interest of $28,961 and
   $63,245 for the three months
   and nine months ended
   September 30, 1996,
   respectively, and $78,400
   for the nine months ended
   September 30, 1997..........      26,377         --       54,736         810
                                 ----------  ----------  ----------  ----------
Net Income.....................  $  241,652  $   63,201  $  647,166  $  417,637
                                 ==========  ==========  ==========  ==========
Average Common and Common
 Equivalent Shares Outstanding.     490,693     455,945     491,712     468,980
                                 ==========  ==========  ==========  ==========
Earnings Per Common and Common
 Equivalent Share
Continuing operations..........  $     0.44  $     0.14  $     1.21  $     0.89
Discontinued operations........        0.05         --         0.11         --
                                 ----------  ----------  ----------  ----------
Net Income.....................  $     0.49  $     0.14  $     1.32  $     0.89
                                 ==========  ==========  ==========  ==========
Dividends Declared Per Share...  $     0.16  $     0.17  $     0.47  $     0.50
                                 ==========  ==========  ==========  ==========

 The accompanying notes are an integral part of these statements. These state-
  ments of income have been revised for certain reclassifications and adjust-
                               ments. See Note 1.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (AS REVISED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                  (UNAUDITED)
                   ($000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                                                                                  1988
                                                                                EMPLOYEE  EMPLOYEE
                                   ADDITIONAL CUMULATIVE                          STOCK    STOCK
                           COMMON   PAID-IN   TRANSLATION  RETAINED   TREASURY  OWNERSHIP BENEFIT
                           STOCK    CAPITAL   ADJUSTMENT   EARNINGS    STOCK      PLAN     TRUST
                          -------- ---------- ----------- ----------  --------  --------- --------
Balance, January 1,
 1996...................  $498,817  $422,801   $(102,943) $4,486,877  $    --    $13,062  $350,151
Net income for the
 period.................       --        --          --      647,166       --        --        --
Cash dividends ($.47 per
 share).................       --        --          --     (231,074)      --        --        --
Dividends paid to
 Employee Stock Benefit
 Trust..................       --      5,202         --       (5,202)      --        --        --
Stock repurchase
 (11,100,000 shares)....       --        --          --          --    359,172       --        --
Stock issued upon
 exercise of stock
 options................       217    (8,323)        --          --    (31,149)      --    (28,622)
Treasury stock received
 in connection with
 exercise of stock
 options................       --        --          --          --        791       --        --
Tax benefit of non-
 qualified stock options
 exercised..............       --      5,378         --          --        --        --        --
Contribution to 1988
 Employee Stock
 Ownership Plan.........       --        --          --          --        --     (5,000)      --
Treasury stock received
 as settlement for
 claims.................       --        --          --          --      2,450       --        --
Common stock issued upon
 conversion of Liquid
 Yield Option Notes.....       111     1,968         --          --        --        --        --
Stock issued for
 acquisitions...........     7,957   221,820         --          --        (51)      --        --
Temporary equity related
 to put options.........       --    (42,180)        --          --        --        --        --
Proceeds from sale of
 put options............       --     16,362         --          --        --        --        --
Adjustment of Employee
 Stock Benefit Trust to
 market value...........       --     36,360         --          --        --        --     36,360
Cumulative translation
 adjustment of foreign
 currency statements....       --        --        2,598         --        --        --        --
                          --------  --------   ---------  ----------  --------   -------  --------
Balance, September 30,
 1996...................  $507,102  $659,388   $(100,345) $4,897,767  $331,213   $ 8,062  $357,889
                          ========  ========   =========  ==========  ========   =======  ========


 The accompanying notes are an integral part of this statement. This statement of stockholders' equity has been revised for certain reclassifications and adjustments. See Note 1.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (AS REVISED)

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                  (UNAUDITED)
                   ($000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                                                                                    1988
                                                                                  EMPLOYEE  EMPLOYEE
                                   ADDITIONAL CUMULATIVE                            STOCK    STOCK
                           COMMON   PAID-IN   TRANSLATION  RETAINED    TREASURY   OWNERSHIP BENEFIT
                           STOCK    CAPITAL   ADJUSTMENT   EARNINGS     STOCK       PLAN     TRUST
                          -------- ---------- ----------- ----------  ----------  --------- --------
Balance, January 1,
 1997...................  $507,102  $864,730   $ (79,213) $4,363,754  $  419,871   $ 6,396  $353,807
Net income for the
 period.................       --        --          --      417,637         --        --        --
Cash dividends ($.50 per
 share).................       --        --          --     (232,248)        --        --        --
Dividends paid to
 Employee Stock Benefit
 Trust..................       --      5,443         --       (5,443)        --        --        --
Stock repurchase
 (30,000,000 shares)....       --        --          --          --      902,961       --        --
Stock issued upon
 exercise of stock
 options and grant of
 restricted stock.......       --     (5,040)        --          --      (56,640)      --        --
Tax benefit of non-
 qualified stock options
 exercised..............       --      2,578         --          --          --        --        --
Contribution to 1988
 Employee Stock
 Ownership Plan.........       --        --          --          --          --     (5,000)      --
Treasury stock received
 as settlement for
 claims.................       --        --          --          --          141       --        --
Common stock issued upon
 conversion of Liquid
 Yield Option Notes.....       --       (262)        --          --         (778)      --        --
Stock issued for
 acquisitions...........       --     (1,057)        --          --       (3,752)      --        --
Temporary equity related
 to put options.........       --     95,789         --          --          --        --        --
Settlement of put
 options................       --     (1,605)        --          --          --        --        --
Adjustment of Employee
 Stock Benefit Trust to
 market value...........       --     26,535         --          --          --        --     26,535
Cumulative translation
 adjustment of foreign
 currency statements....       --        --     (130,993)        --          --        --        --
                          --------  --------   ---------  ----------  ----------   -------  --------
Balance, September 30,
 1997...................  $507,102  $987,111   $(210,206) $4,543,700  $1,261,803   $ 1,396  $380,342
                          ========  ========   =========  ==========  ==========   =======  ========


        The accompanying notes are an integral part of this statement. This statement of stockholders' equity has been revised for certain reclassifications and adjustments. See Note 1.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (AS REVISED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30

                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)
                                ($000'S OMITTED)

                                                          1996        1997
                                                       ----------  -----------
Cash flows from operating activities:
 Net income for the period...........................  $  647,166  $   417,637
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization.....................     700,952      649,172
   Provision for deferred income taxes...............     208,465     (134,530)
   Minority interest in subsidiaries.................      92,874       86,511
   Interest on Liquid Yield Option Notes (LYONs) and
    WMI Subordinated Notes...........................       8,422       13,069
   Gain on disposition of assets and businesses......     (86,588)    (182,766)
   Contribution to 1988 Employee Stock Ownership
    Plan.............................................       5,000        5,000
 Changes in assets and liabilities, excluding
  effects of acquired companies:
   Receivables, net..................................     (60,980)      28,218
   Other current assets..............................     (13,205)      22,224
   Sundry other assets...............................     (16,699)      35,057
   Accounts payable..................................    (205,074)    (201,365)
   Accrued expenses and unearned revenue.............      91,620      358,910
   Deferred items....................................    (198,348)     (34,810)
   Other, net........................................      15,682         (709)
                                                       ----------  -----------
Net cash provided by operating activities............  $1,189,287  $ 1,061,618
                                                       ----------  -----------
Cash flows from investing activities:
 Short-term investments..............................  $   12,046  $   (57,011)
 Capital expenditures................................    (855,109)    (616,824)
 Proceeds from asset monetization program............     389,867    1,369,296
 Cost of acquisitions, net of cash acquired..........     (64,561)     (42,252)
 Other investments...................................    (144,070)     (45,628)
 Acquisition of minority interests...................    (336,431)     (67,605)
                                                       ----------  -----------
Net cash provided by (used for) investing activities.  $ (998,258) $   539,976
                                                       ----------  -----------
Cash flows from financing activities:
 Cash dividends......................................  $ (231,074) $  (232,248)
 Proceeds from issuance of indebtedness..............   2,151,705      947,249
 Repayments of indebtedness..........................  (1,732,553)  (1,625,677)
 Proceeds from exercise of stock options, net........      50,874       51,600
 Contributions from minority interests...............       3,700          --
 Other distributions to minority shareholders by
  affiliated companies...............................      (9,066)     (28,717)
 Stock repurchases...................................    (359,172)    (902,961)
 Proceeds from sale of put options...................      16,362          --
 Settlement of put options...........................         --        (1,605)
                                                       ----------  -----------
Net cash used for financing activities...............  $ (109,224) $(1,792,359)
                                                       ----------  -----------
Net increase (decrease) in cash and cash equivalents.  $   81,805  $  (190,765)
Cash and cash equivalents at beginning of period.....     169,541      323,288
                                                       ----------  -----------
Cash and cash equivalents at end of period...........  $  251,346  $   132,523
                                                       ==========  ===========
The Company considers cash and cash equivalents to
 include currency on hand, demand deposits with banks
 and short-term investments with maturities of less
 than three months when purchased.
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest, net of amounts capitalized..............  $  285,383  $   289,188
   Income taxes, net of refunds received.............  $  250,420  $   391,818
Supplemental schedule of noncash investing and
 financing activities:
 LYONs converted into common stock of the Company....  $    2,079  $       516
 Liabilities assumed in acquisitions of businesses...  $  102,982  $    28,268
 Fair market value of Company stock issued for
  acquired businesses................................  $  229,828  $     2,695
 Marketable securities received from sale of
  discontinued operations and disposition of certain
  businesses.........................................  $      --   $   152,170

     The accompanying notes are an integral part of these statements. These statements of cash flows have been revised for certain reclassifications and adjustments. See Note 1.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)
                        ($000'S OMITTED IN ALL TABLES)

  The financial statements included herein have been prepared by Waste Management, Inc. ("WMI" or the "Company") (formerly WMX Technologies, Inc.) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial information included herein reflects, in the opinion of the Company, all adjustments (which, subject to the discussion below under the caption "Revisions," include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Future events could alter such estimates in the near term. See "Management's Discussion and Analysis-- Outlook" herein.

NOTE 1--REVISIONS

  The Company has reclassified or adjusted certain items included in its previously reported 1997 and 1996 financial statements. These changes have been made in connection with studies initiated by management in the third quarter of 1997. Results from the first phase of this work were reviewed by the Audit Committee of the Board of Directors in November 1997. This work is ongoing under the active oversight of the Audit Committee. For further information see "Management's Discussion and Analysis--Outlook" herein. The Consolidated Statements of Cash Flows (As Revised) for the fourth quarter of 1996 will include reclassifications similar to those in the nine month period ended September 30, 1996. A comparison of the previously reported and revised Consolidated Statements of Income for the three and nine month periods ended September 30, 1996 and 1997 follows. See Note 14 for revised financial data by quarter. Except as otherwise expressly stated in these Notes, all financial information in this Report is presented inclusive of such changes.

                CONSOLIDATED STATEMENTS OF INCOME (AS REVISED)
                   (000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                                     THREE MONTHS             NINE MONTHS
                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                         1996                    1996
                                 ----------------------  ----------------------
                                 PREVIOUSLY              PREVIOUSLY
                                  REPORTED   AS REVISED   REPORTED   AS REVISED
                                 ----------  ----------  ----------  ----------
Revenue........................  $2,372,746  $2,372,746  $6,848,219  $6,848,219
                                 ----------  ----------  ----------  ----------
Operating expenses.............  $1,630,518  $1,651,420  $4,744,622  $4,774,464
Selling and administrative
 expenses......................     240,383     264,947     732,934     774,594
Interest expense...............      89,948     107,448     278,045     310,045
Interest income................      (4,999)     (4,999)    (17,660)    (17,660)
Minority interest..............      32,155      29,533      90,756      85,894
Sundry income, net.............     (23,540)    (35,869)    (62,254)    (80,162)
                                 ----------  ----------  ----------  ----------
Income from continuing
 operations before income
 taxes.........................  $  408,281  $  360,266  $1,081,776  $1,001,044
Provision for income taxes.....     168,117     144,991     443,699     408,614
                                 ----------  ----------  ----------  ----------
Income from continuing
 operations....................  $  240,164  $  215,275  $  638,077  $  592,430
Income from discontinued
 operations....................       5,042      26,377      15,349      54,736
                                 ----------  ----------  ----------  ----------
Net income.....................  $  245,206  $  241,652  $  653,426  $  647,166
                                 ==========  ==========  ==========  ==========
Average common and common
 equivalent shares outstanding.     490,693     490,693     491,712     491,712
                                 ==========  ==========  ==========  ==========
Earnings Per Common and Common
 Equivalent Share
Continuing operations..........  $     0.49  $     0.44  $     1.30  $     1.21
Discontinued operations........        0.01        0.05        0.03        0.11
                                 ----------  ----------  ----------  ----------
Net Income.....................  $     0.50  $     0.49  $     1.33  $     1.32
                                 ==========  ==========  ==========  ==========

                CONSOLIDATED STATEMENTS OF INCOME (AS REVISED)
                   (000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                                     THREE MONTHS             NINE MONTHS
                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                         1997                    1997
                                 ----------------------  ----------------------
                                 PREVIOUSLY              PREVIOUSLY
                                  REPORTED   AS REVISED   REPORTED   AS REVISED
                                 ----------  ----------  ----------  ----------
Revenue........................  $2,351,189  $2,351,189  $6,876,806  $6,876,806
                                 ----------  ----------  ----------  ----------
Operating expenses.............  $1,674,910  $1,839,212  $4,860,742  $5,096,228
Selling and administrative
 expenses......................     256,291     266,491     740,620     781,445
Interest expense...............      98,477      98,477     296,762     309,512
Interest income................      (6,201)     (6,201)    (28,079)    (28,079)
Minority interest..............      30,435      30,435      86,511      86,111
Sundry income, net.............      (6,920)     (8,122)     (7,568)   (174,554)
                                 ----------  ----------  ----------  ----------
Income from continuing
 operations before income
 taxes.........................  $  304,197  $  130,897  $  927,818  $  806,143
Provision for income taxes.....     132,096      67,696     397,281     389,316
                                 ----------  ----------  ----------  ----------
Income from continuing
 operations....................  $  172,101  $   63,201  $  530,537  $  416,827
Income from discontinued
 operations....................         --          --          --          810
                                 ----------  ----------  ----------  ----------
Net income.....................  $  172,101  $   63,201  $  530,537  $  417,637
                                 ==========  ==========  ==========  ==========
Average common and common
 equivalent shares outstanding.     455,945     455,945     468,980     468,980
                                 ==========  ==========  ==========  ==========
Earnings Per Common and Common
 Equivalent Share
Continuing operations..........  $     0.38  $     0.14  $     1.13  $     0.89
Discontinued operations........         --          --          --          --
                                 ----------  ----------  ----------  ----------
Net Income.....................  $     0.38  $     0.14  $     1.13  $     0.89
                                 ==========  ==========  ==========  ==========

NOTE 2--INCOME TAXES

  The following table sets forth the provision for income taxes for continuing operations for the three months and nine months ended September 30, 1996 and 1997:

                                          THREE MONTHS
                                         ENDED SEPTEMBER    NINE MONTHS ENDED
                                               30              SEPTEMBER 30
                                        ------------------  -------------------
                                          1996      1997      1996      1997
                                        --------  --------  --------  ---------
   Currently payable..................  $ 60,936  $ 94,883  $200,731  $ 524,428
   Deferred...........................    84,249   (26,994)  208,465   (134,530)
   Amortization of deferred investment
    credit............................      (194)     (193)     (582)      (582)
                                        --------  --------  --------  ---------
                                        $144,991  $ 67,696  $408,614  $ 389,316
                                        ========  ========  ========  =========

  The negative deferred tax provision for the three months and nine months ended September 30, 1997, is primarily due to previously deferred taxes becoming payable as a result of the Company's asset monetization program.

NOTE 3--BUSINESS COMBINATIONS

  During 1996, the Company and its principal subsidiaries acquired 83 businesses for $104,778,000 in cash (net of cash acquired) and notes, $39,446,000 of debt assumed, and 8,210,568 shares of the Company's common stock. These acquisitions were accounted for as purchases.

  During the nine months ended September 30, 1997, the Company and its principal subsidiaries acquired 27 businesses for $42,252,000 in cash (net of cash acquired) and notes, $15,756,000 of debt assumed, and 121,551 shares of the Company's common stock. These acquisitions were accounted for as purchases. The pro forma effect of the acquisitions made during 1996 and 1997 is not material.

  On June 20, 1997, the Company announced an offer to acquire, for $15 per share in cash, all of the outstanding shares of Wheelabrator Technologies Inc. ("WTI") it does not already own. The Company currently owns approximately 67% of the 156.6 million outstanding WTI shares. The offer is subject to approval by a committee of independent WTI directors and the holders of a majority of the outstanding WTI shares, other than those held by the Company voting on it at a special meeting of WTI stockholders to be called for that purpose. Several lawsuits have also been filed which seek, among other things, to enjoin the proposed transaction.

NOTE 4--BUSINESS DIVESTITURES

  In the first nine months of this year, the Company has divested 17 solid waste operations in North America for a total price of $284.1 million. The largest of these transactions was the sale of most of its Canadian operations. In June, the Company's Waste Management International plc ("WM International") subsidiary completed the sale of substantially all of its remaining operations in France for 67.5 million pounds, or approximately $112 million, and in July sold its business in Spain for 9.9 million pounds, or approximately $16.3 million.

NOTE 5--DISCONTINUED OPERATIONS

  In line with the Company's strategy to focus on waste management services, other industry segments, including the engineering, construction and consulting businesses and industrial scaffolding business of Rust
International Inc. ("Rust") and the water businesses of WTI have been classified as discontinued operations.

  The discontinued businesses have been segregated from continuing operations in the accompanying balance sheets and statements of income. Revenue from the discontinued businesses was $122.3 million for the three months and $363.7 million for the nine months ended September 30, 1997, and $317.9 million and $1,087.5 million for the comparable periods in 1996. The decline relates primarily to businesses sold in the interim. Net income from the discontinued operations for the three months and nine months ended September 30, 1997, was not material and was included in the reserve for loss on disposition provided previously. Results of operations for the three months and nine months ended September 30, 1996 included $22.1 million and $46.1 million of after tax gains on sales of discontinued operations. The 1997 results included $0.8 million of after tax gains on sales of discontinued operations of a WTI water business.

  As of September 30, 1997, the principal remaining businesses to be disposed of are Rust Environment and Infrastructure Inc. and Matrix Engineering Inc. If not disposed of by December 31, 1997, generally accepted accounting principles would require the financial statements to be restated to reflect such businesses as a continuing operation unless sufficient evidence indicates such disposition would be accomplished in early 1998. Revenues for the nine months ended September 30, 1996 and 1997 were $236.0 million and $241.6 million, respectively.

NOTE 6--ACCOUNTING PRINCIPLES

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 128, "Earnings Per Share" ("EPS"). This statement supersedes Accounting Principles Board Opinion No. 15. Primary EPS is replaced by Basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. In addition, Fully Diluted EPS is replaced with Diluted EPS, which gives effect to all common shares that would have been outstanding if all dilutive potential common shares (relating to such things as the exercise of stock options and conversion of convertible debt) had been issued.

  FAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted, but when the opinion becomes effective, all prior periods presented must be restated. EPS computed in accordance with FAS No. 128 for the three months and nine months ended September 30, 1996 and 1997, would have been as follows:

                                                            THREE
                                                           MONTHS    NINE MONTHS
                                                            ENDED       ENDED
                                                          SEPTEMBER   SEPTEMBER
                                                             30          30
                                                         ----------- -----------
                                                         1996  1997  1996  1997
                                                         ----- ----- ----- -----
   Continuing Operations--
     Basic.............................................. $0.44 $0.14 $1.21 $0.89
     Diluted............................................ $0.43 $0.14 $1.18 $0.88
   Discontinued Operations--
     Basic.............................................. $0.05 $ --  $0.11 $ --
     Diluted............................................ $0.05 $ --  $0.11 $ --

  In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997. FAS 130 requires only a different format for presentation of information already included in the Company's financial statements. FAS 131 modifies and expands required segment disclosure but does not affect accounting principles and, accordingly, will not require any change to reported financial position, results of operations or cash flows, although additional segment disclosure will likely be required in both interim and annual financial statements.

NOTE 7--DERIVATIVE FINANCIAL INSTRUMENTS

  From time to time, the Company and certain of its subsidiaries use derivatives to manage interest rate, currency and commodity (fuel) risk. The Company's policy is to use derivatives for risk management purposes only, and it does not enter into such contracts for trading purposes. The Company enters into derivatives only with counterparties which are financial institutions having credit ratings of at least A- or A3, to minimize credit risk. The amount of derivatives outstanding at any one point in time and gains or losses from their use have not been and are not expected to be material to the Company's financial statements.

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

NOTE 8--ENVIRONMENTAL REMEDIATION LIABILITIES

  The Company has established procedures to evaluate its potential environmental remediation liabilities at sites which it owns or operates, or to which it transported waste. While the Company believes that it has adequately provided for all of its material existing environmental remediation liabilities, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities which could be material. For further discussion, see Note 13 and "Management's Discussion and Analysis--Outlook" herein.

NOTE 9--STOCKHOLDERS' EQUITY

  The Boards of Directors of WMI and WTI have authorized their respective companies to repurchase shares of their own common stock (up to 50 million shares in the case of WMI and 30 million shares in the case of WTI) in the open market, in privately negotiated transactions, or through issuer tender offers. These programs extend into 1998. During the 1997 second quarter, WMI purchased 30 million of its shares in a "Dutch Auction" tender offer; it has not repurchased any other shares during 1997. WTI repurchased 5.1 million of its shares in open market transactions during the first six months of 1997; however, in light of the WMI offer to acquire its remaining public shares, WTI has suspended its repurchase activity.

  In connection with its authorized repurchase program, WMI periodically sells put options on its common stock. The put options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. Proceeds from the sale of the options are credited to additional paid-in capital. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares in lieu of repurchasing the stock. In February 1997, options on 1.9 million shares were exercised, and the Company elected to settle them for $1.6 million in cash. One million options expired unexercised as the price of the Company's stock was in excess of the strike price at maturity. At September 30, 1997, no put options were outstanding, although the Company may sell such options in the future.

NOTE 10--COMMITMENTS AND CONTINGENCIES

  During the first quarter of 1995, WM International received an assessment from the Swedish Tax Authority of approximately 417 million Krona
(approximately $55 million) plus interest from the date of the assessment, relating to a transaction completed in 1990. WM International believes that all appropriate tax returns and disclosures were filed at the time of the transaction and intends to vigorously contest the assessment.

  A Company subsidiary has been involved in litigation challenging a municipal zoning ordinance which restricted the height of its New Milford, Connecticut landfill to a level below that allowed by the permit previously issued by the Connecticut Department of Environmental Protection ("DEP"). Although a lower court had declared the zoning ordinance's height limitation unconstitutional, during 1995 the Connecticut Supreme Court reversed this ruling and remanded the case for further proceedings in the Superior Court. In November 1995, the Superior Court ordered the subsidiary to apply to the DEP for permission to remove all waste above the height allowed by the zoning ordinance, and the Connecticut Supreme Court has upheld that ruling. The Company believes that the removal of such waste is an inappropriate remedy and is seeking an alternative resolution to the issue, but is unable to predict the outcome. Depending upon the nature of any plan eventually approved by applicable regulatory authorities for removing the waste, the actual volume of waste to be moved, and other currently unforeseeable factors, the subsidiary could incur costs which would have a material adverse impact on the Company's financial condition and results of operations in one or more future periods.

  In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of regulatory flow control laws. Such laws typically involve a local government specifying a jurisdictional disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld nonregulatory means by which municipalities may effectively control the flow of municipal solid waste. In addition, federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. There can be no assurance that such alternatives to regulatory flow control will in every case be found to be lawful or that such legislation will be enacted into law.

  The Supreme Court's 1994 ruling and subsequent court decisions have not to date had a material adverse effect on any of the Company's operations. Federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. In the event that such legislation is not adopted, the Company believes that affected local governmental bodies may endeavor to implement alternative lawful means to continue controlling the flow of waste. In view of the uncertain state of the law at this time, however, the Company is unable to predict whether such efforts will be attempted and, if attempted, whether such efforts would be successful or what impact, if any, this matter might have on the Company's disposal facilities, particularly WTI's trash-to-energy facilities.

  WTI's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. On May 1, 1997, the Third Circuit Court of Appeals ("Third Circuit") permanently enjoined the State of New Jersey from enforcing its franchise system as a form of unconstitutional solid waste flow control, but stayed the injunction for so long as any appeals were pending. On November 10, 1997, the United States Supreme Court announced its decision not to review the Third Circuit decision, thereby ending the stay. The State had continued to enforce flow control during the stay period. Under the reimbursement agreement between the project company that owns the Gloucester facility and the bank that provides credit support to the project, the termination of the waste franchise constitutes an event of default. WTI and the credit support bank are presently discussing the consequences of these developments.

  The New Jersey legislature has been considering various legislative solutions, including a bill to authorize counties and county authorities to implement a constitutionally permissible system of "economic flow control" designed to recover waste disposal costs previously incurred in reliance on the State's franchise system. WTI currently believes that, through either legislative action or a project recapitalization, the Gloucester project can be restructured to operate profitably in the absence of regulatory flow control.

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

  WM International operates facilities in Hong Kong which are owned by the Hong Kong government. On July 1, 1997, control of the Hong Kong government transferred to the People's Republic of China. WM International is unable to predict what impact, if any, this change will have on its operations in Hong Kong. At September 30, 1997, WM International had identifiable assets of $191.3 million related to its Hong Kong operations which generated pretax income of approximately $15.3 million in calendar 1996 and $19.1 million in the first nine months of 1997.

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

  In November 1997, the Company and several of its current and former officers were named defendants in several purported class action lawsuits in the United States District Court for the Northern District of Illinois. The lawsuits have been brought under federal securities laws by alleged purchasers of Company securities and allege that the Company made material misstatements and failed to state information necessary to make statements made not misleading and engaged in improper accounting practices with respect to the Company's reporting of its results of operations during 1996 and 1997 and the value of its property and assets. The lawsuits seek, among other relief, compensatory damages and attorney fees and other costs of conducting the lawsuits. The Company is reviewing these complaints.

NOTE 11--DEBT

  In July 1997, the Company issued $300,000,000 of 6 5/8% Notes due July 15, 2002, at a price of 99.882%. The Notes are not redeemable prior to maturity.

NOTE 12--LEGAL MATTERS

  See Part II of this Form 10-Q for a discussion of legal matters.

NOTE 13--THIRD QUARTER 1997 CHARGE

  The third quarter of 1997 includes a $173.3 million pretax charge to operating expenses ($108.9 million after tax) recorded in connection with the first phase of the Company's comprehensive study of its waste management services operations (see "Management's Discussion and Analysis--Outlook"). This charge includes $72.3 million related to increasing self insurance reserves primarily necessitated by management decisions which have accelerated or will accelerate the claims reporting and payment process and reduced the discount rate used to calculate the reserve. The remaining $101 million relates to increased remediation reserves of $45 million related to specific sites, $26 million for the expected cost of certain legal matters, and $30 million for assets written off. The near term cash impact of these items, net of anticipated proceeds from asset sales, is not expected to be significant.

NOTE 14--UNAUDITED QUARTERLY COMPARATIVE FINANCIAL DATA (AS REVISED)

  The following sets forth comparative financial data as revised for each of the quarters in the year ended December 31, 1996 and in the nine months ended September 30, 1997:

                                              1996                                                  1997
                     ----------------------------------------------------------  ----------------------------------------------
                                                                                                                      YEAR TO
                         Q1          Q2          Q3          Q4      FULL YEAR       Q1          Q2          Q3         DATE
                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT
Revenue............  $2,144,479  $2,330,994  $2,372,746  $2,338,751  $9,186,970  $2,198,308  $2,327,309  $2,351,189  $6,876,806
                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Operating expenses.  $1,487,149  $1,635,895  $1,651,420  $1,608,252  $6,382,716  $1,617,803  $1,639,213  $1,839,212  $5,096,228
Special charge.....         --          --          --      471,635     471,635         --          --          --          --
Selling & admin.
 expenses..........     258,563     251,084     264,947     281,915   1,056,509     261,204     253,750     266,491     781,445
Interest expense...      99,806     102,791     107,448     116,713     426,758     107,599     103,436      98,477     309,512
Interest income....      (6,240)     (6,421)     (4,999)     (9,977)    (27,637)    (12,092)     (9,786)     (6,201)    (28,079)
Minority interest..      26,454      29,907      29,533     (42,367)     43,527      27,762      27,914      30,435      86,111
Sundry income, net.     (22,835)    (21,458)    (35,869)    (33,578)   (113,740)   (133,894)    (32,538)     (8,122)   (174,554)
                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Income from
  continuing
  operations before
  income taxes.....  $  301,582  $  339,196  $  360,266  $  (53,842) $  947,202  $  329,926  $  345,320  $  130,897  $  806,143
Provision for
 income taxes......     124,008     139,615     144,991     107,042     515,656     151,514     170,106      67,696     389,316
                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Income from
  continuing
  operations ......  $  177,574  $  199,581  $  215,275  $ (160,884) $  431,546  $  178,412  $  175,214  $   63,201  $  416,827
Discontinued
 operations, net of
 tax & minority
 interest..........       5,469      22,890      26,377       7,011      61,747         --          810         --          810
Provision for loss
 on disposal, net
 of tax & minority
 interest..........         --          --          --     (301,208)   (301,208)        --          --          --          --
                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Net income........  $  183,043  $  222,471  $  241,652  $ (455,081) $  192,085  $  178,412  $  176,024  $   63,201  $  417,637
                     ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Shares outstanding.     489,913     496,031     490,693     485,895     490,263     484,719     466,276     455,945     468,980
                     ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
EARNINGS PER SHARE,
 AS REVISED
Continuing
 operations........  $     0.36  $     0.40  $     0.44  $    (0.33) $     0.88  $     0.37  $     0.38  $     0.14  $     0.89
Discontinued
 operations
 Income from
  operations.......        0.01        0.05        0.05        0.01        0.12         --          --          --          --
 Provision for
  loss.............         --          --          --        (0.62)      (0.61)        --          --          --          --
                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Total.............  $     0.37  $     0.45  $     0.49  $    (0.94) $     0.39  $     0.37  $     0.38  $     0.14  $     0.89
                     ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
EARNINGS PER SHARE,
 AS PREVIOUSLY
 REPORTED
Continuing
 operations........  $     0.37  $     0.44  $     0.49  $    (0.33) $     0.97  $     0.37  $     0.39  $     0.38  $     1.13
Discontinued
 operations
 Income from
  operations.......        0.01        0.01        0.01         --         0.03         --          --          --          --
 Provision for
  loss.............         --          --          --        (0.62)      (0.61)        --          --          --          --
                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Total.............  $     0.38  $     0.45  $     0.50  $    (0.95) $     0.39  $     0.37  $     0.39  $     0.38  $     1.13
                     ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:       (TABLES IN MILLIONS)


 Summary

  Waste Management, Inc. (formerly WMX Technologies, Inc., referred to herein together with its subsidiaries as "WMI" or the "Company") has reclassified or adjusted certain items of income and expense included in its previously reported 1997 and 1996 financial statements. These changes have been made in connection with studies initiated by Company management in the third quarter of 1997. Results from the first phase of this work were reviewed by the Audit Committee of the Board of Directors in November 1997, resulting in a $108.9 million after-tax charge in the 1997 third quarter. For further information, see the Notes to Consolidated Financial Statements and "Outlook" herein. Except as otherwise stated herein, all financial information in this Report is presented inclusive of such changes.
  For the three months ended September 30, 1997, the Company had income from continuing operations of $63.2 million, or $0.14 per share, versus $215.3 million, or $0.44 per share, in the comparable quarter of 1996. Revenue from continuing operations was $2.35 billion in the 1997 quarter compared with $2.37 billion in the year-earlier quarter. Net income was $0.14 per share for the three months ended September 30, 1997, compared with $0.49 for the same three months in 1996.


  Nine-month 1997 income from continuing operations was $416.8 million, or $0.89 per share, on revenue of $6.88 billion. For the first nine months of 1996, income from continuing operations was $592.4 million, or $1.21 per share, on revenue of $6.85 billion. Net income was $0.89 per share for the first nine months of 1997, compared with $1.32 per share for the first nine months of 1996.

  Results for the nine months ended September 30, 1997 include the Company's share ($10.4 million after tax and minority interest, or $0.02 per share) of a special charge recorded by OHM Corporation, in which the Company's Rust International Inc. ("Rust") subsidiary has an approximately 37% equity interest.

  During the first nine months of 1997, as part of a strategic initiative outlined earlier in the year, the Company monetized $1.4 billion through the sale of non-core and non-integrated assets, including $41.7 million during the third quarter. The Company sold its investment in ServiceMaster Limited Partnership ("ServiceMaster") and its Waste Management International plc ("WM International") subsidiary sold its investment in Wessex Water plc ("Wessex"). Its Wheelabrator Technologies Inc. ("WTI") subsidiary sold its water and wastewater facility operations and privatization business to United States Filter Corporation ("U.S. Filter") for 2.3 million shares of U.S. Filter stock (which it subsequently sold--see "Sundry Income, Net"). Waste Management of North America, Inc. ("WMNA") divested 17 solid waste operations in North America, including the sale of most of its Canadian operations, for a total price of approximately $284.1 million. In Europe, WM International sold substantially all of its operations in France and Spain for approximately $131.0 million.
  In accordance with its strategic plan, the Company in May of 1997 completed a Dutch Auction tender offer by repurchasing 30 million of its outstanding shares for $30 a share. Also in May 1997, the Board of Directors approved an increase in the Company's quarterly dividend from $0.16 to $0.17 per share.


  The Company has five primary operating subsidiaries. WMNA provides integrated solid waste management services in North America and manages the industrial cleaning services business owned by Rust. Chemical Waste Management, Inc. ("CWM") provides chemical waste treatment, storage, disposal and related services and furnishes low-level radioactive waste management and disposal services in North America. WTI is engaged in the ownership and operation of trash-to-energy, waste-fuel powered independent power, and biosolids pelletizer facilities, as well as providing biosolids land application services. WM International provides comprehensive waste management and related services outside North America, with operations in seven countries in Europe, five countries in Asia, and Argentina (see "Outlook" herein), Australia, Brazil, Israel and New Zealand. The Company considers its operations to be part of a single industry segment--waste management services--and reports accordingly.

  The other services formerly provided by the Company have been classified as discontinued operations in the accompanying financial statements. The discussion and analysis relates to the Company's continuing operations.

 Revenue

  Consolidated revenue for the three months and nine months ended September 30, 1997, compared with the same periods in 1996, is shown in the table which follows. Revenue data set forth below has been adjusted to reflect reclassifications among revenue classifications. Consolidated revenue amounts have not changed.

                         THREE MONTHS ENDED SEPTEMBER   NINE MONTHS ENDED SEPTEMBER
                                      30                            30
                         ----------------------------- -----------------------------
                                           PERCENTAGE                    PERCENTAGE
                           1996     1997   INCR/(DECR)   1996     1997   INCR/(DECR)
                         -------- -------- ----------- -------- -------- -----------
WMNA
  Residential........... $  323.2 $  326.0       .9%   $  962.0 $  972.3     1.1%
  Commercial............    409.4    397.5     (2.9)    1,208.6  1,197.2    (0.9)
  Rolloff and
   industrial...........    337.6    332.8     (1.4)      969.5    958.8    (1.1)
  Disposal, transfer and
   other................    425.7    433.8      1.9     1,149.5  1,154.9     0.5
                         -------- --------             -------- --------
    Total WMNA.......... $1,495.9 $1,490.1     (0.4)   $4,289.6 $4,283.2    (0.1)
WM International........    482.3    432.4    (10.3)    1,413.0  1,353.2    (4.2)
WTI.....................    242.7    249.9      3.0       706.6    754.1     6.7
All other, including
 eliminations...........    151.8    178.8                439.0    486.3
                         -------- --------             -------- --------
    Total............... $2,372.7 $2,351.2     (0.9)%  $6,848.2 $6,876.8     0.4%
                         ======== ========    =====    ======== ========    ====

  Excluding the impact of divestitures, net of acquisitions, consolidated revenue grew 2.7% in the third quarter and 2.4% in the first nine months of 1997 compared with the same periods in 1996. Revenue from WM International in 1997 has been negatively impacted by currency translation, as discussed below.

  WMNA had year-over-year third quarter revenue growth of 0.7% from price and 2.1% from volume in 1997. These increases were more than offset by divestitures, net of acquisitions, which had a negative 3.2% impact. Results in the third quarter were aided slightly by improvement in recycled commodity prices, which had been declining in the first six months of the year, although the total volume of recycled material declined, due primarily to the second quarter divestiture of the Canadian operations.

  WM International, a U.K. corporation which maintains its accounts in pounds sterling, has been adversely impacted by the strength of the pound against other world currencies. Excluding the impact of translation, WM International revenue declined 1% in the third quarter and increased 2.2% for the first nine months of 1997 compared with the same periods in 1996. The third quarter of 1997 was adversely impacted by reduced landfill volumes in Italy, resulting from delays in obtaining expected permit extensions, and the absence of construction revenue on the West Kowloon transfer station in Hong Kong, which was completed in the second quarter of 1997.

  WTI's 1997 revenue included $12.8 million in the third quarter and $47.0 million for the nine months of construction revenue related to the retrofit of the Pinellas County, Florida, trash-to-energy facility and construction of a biosolids compost facility for Burlington County, New Jersey. No similar construction revenue was earned in 1996. New industrial co-generation facilities acquired in 1996 contributed revenue growth of $4.1 million for the third quarter and $14.3 million for the first nine months of 1997. WTI is attempting to leverage its energy plant operating capabilities and project financing expertise by owning and/or operating power plants for industrial customers. WTI's other revenue decreased during the quarter and nine-month periods of 1997 compared with 1996, as divestitures of biosolids land spreading operations and lower air business revenue offset revenue growth at existing energy plants and revenue from a second pelletizer facility in Baltimore, Maryland, which began commercial operations during the third quarter.

 Operating Expenses

  Operating expenses as a percentage of revenue were 78.2% in the third quarter and 74.1% for the first nine months of 1997, compared with 69.6% and 69.7% in the same periods of 1996. Below is an analysis indicating amounts affecting comparability between periods:

                                           THREE MONTHS
                                          ENDED SEPTEMBER    NINE MONTHS ENDED
                                                30             SEPTEMBER 30
                                         ------------------  ------------------
                                           1996      1997      1996      1997
                                         --------  --------  --------  --------
Operating expenses.....................  $1,651.4  $1,839.2  $4,774.5  $5,096.2
Environmental reserve adjustments net
 of insurance claim settlements........      15.0       --       50.0      29.5
Reserve reversals in the second quarter
 of 1996...............................       --        --        7.8       --
Asset write-offs and reserves
 established related to the industrial
 services business in the third quarter
 of 1996...............................     (17.3)      --      (17.3)      --
Asset write-offs and reserves
 established related to the WMNA
 business in the first quarter of 1997.       --        --        --      (70.2)
Asset write-offs and reserves
 established in the third quarter of
 1997..................................       --     (173.3)      --     (173.3)
                                         --------  --------  --------  --------
Operating expenses excluding items
 affecting comparability...............  $1,649.1  $1,665.9  $4,815.0  $4,882.2
                                         ========  ========  ========  ========

  The third quarter 1997 write-offs and reserve increases of $173.3 million include $72.3 million related to increasing self insurance reserves primarily necessitated by management decisions which have accelerated or will accelerate the claims reporting and payment process and reduced the discount rate used to calculate the reserves. The remaining $101.0 million relates to increased remediation reserves of $45 million related to specific sites, $26 million for the expected cost of certain legal matters, and $30 million for assets written off. The near term cash impact of these items, net of anticipated proceeds from asset sales, is not expected to be significant.

  Excluding the amounts affecting comparability of expense amounts discussed above, the resulting operating expenses as a percentage of revenue would have been 70.9% in the third quarter and 71.0% for the nine months of 1997, compared with 69.5% and 70.3% in the same periods of 1996.

  This increase in 1997 operating expenses as a percent of revenue is primarily due to the decline in hazardous waste disposal margins, related to reduced industry volumes and disposal pricing, offset by divestitures of lower margin operations and productivity improvements throughout the WMNA collection operations.

  WTI's operating expenses increased as a percentage of revenue primarily due to the impact of construction revenue, which has low associated margin. WM International's operating expense increases resulted from higher waste taxes, lower volumes in Italy due to landfill permit delays, and continued economic weakness in Germany.

 Selling and Administrative Expenses

  Selling and administrative expenses for the three months ended September 30 were 11.3% of revenue in 1997 compared with 11.2% in 1996, and for the nine-month periods were 11.4% in 1997 and 11.3% in 1996. Below is an analysis indicating amounts affecting comparability between periods:

                                                   THREE MONTHS   NINE MONTHS
                                                       ENDED         ENDED
                                                   SEPTEMBER 30  SEPTEMBER 30
                                                   ------------- -------------
                                                    1996   1997   1996   1997
                                                   ------ ------ ------ ------
      Selling and administrative expenses......... $264.9 $266.5 $774.6 $781.4
      Reserve reversals in the second quarter of
       1996.......................................    --     --     8.5    --
      Asset write-offs and reserves established
       related to the WMNA business in the first
       quarter of 1997............................    --     --     --   (15.5)
                                                   ------ ------ ------ ------
      Selling and administrative expenses,
       excluding items affecting comparability.... $264.9 $266.5 $783.1 $765.9
                                                   ====== ====== ====== ======

  Excluding the amounts affecting comparability of expense amounts discussed above, the resulting selling and administrative expenses as a percentage of revenue would have been 11.3% in the third quarter and 11.1% for the first nine months of 1997, compared with 11.2% and 11.4% in the same periods of 1996. Selling and administrative expenses at WTI and WM International declined as a percentage of revenue for both the third quarter and the nine months of 1997 compared with the same periods in 1996.

 Interest Expense

  The following table sets forth the components of interest expense for the three months and nine months ended September 30, 1997 and 1996:

                                                 THREE MONTHS     NINE MONTHS
                                                 --------------  --------------
                                                  1996    1997    1996    1997
                                                 ------  ------  ------  ------
      Interest expense incurred................. $126.0  $112.9  $363.3  $353.8
      Capitalized interest......................  (18.5)  (14.4)  (53.3)  (44.3)
                                                 ------  ------  ------  ------
      Interest expense.......................... $107.5  $ 98.5  $310.0  $309.5
                                                 ======  ======  ======  ======

  Interest expense decreased for both the three-month and nine-month periods ended September 30, 1997, compared with the prior year, as a result of lower average debt levels in 1997. Short- and long-term debt totaled $6.8 billion at September 30, 1997 compared with $7.5 billion at year-end 1996. The debt reduction, primarily at WM International, was funded by cash flow from operations and proceeds from the asset monetization program. Interest rates have increased slightly in the current year, and capitalized interest is lower in 1997 than in the prior year due to lower capital spending.

 Sundry Income, Net

  Below is a summary of major components in sundry income, net:

                                                          THREE
                                                          MONTHS   NINE MONTHS
                                                        ---------- ------------
                                                        1996  1997 1996   1997
                                                        ----- ---- ----- ------
      Gain on sale of investments/businesses........... $20.6 $5.7 $23.1 $175.2
      Equity income....................................  13.7  1.3  49.2   (6.3)
      Other various....................................   1.6  1.1   7.9    5.7
                                                        ----- ---- ----- ------
      Sundry income, net............................... $35.9 $8.1 $80.2 $174.6
                                                        ===== ==== ===== ======

  Third quarter and nine-month 1996 amounts include equity income from ServiceMaster and Wessex, both of which were sold in 1997, and gains on the sale of investments that did not recur in 1997. The third quarter of

1997 includes a $4.5 million pretax gain recognized by WTI on the disposition of U.S. Filter stock received in connection with the sale of its water and wastewater facilities and operations and privatization businesses. Nine-month 1997 amounts reflect a gain of $129 million recognized on the disposition of the ServiceMaster shares during the first quarter of 1997 partially offset by the Company's 37% share of the special charge recorded by OHM Corporation which was approximately $10.4 million. In addition, the nine-month 1997 period includes a $32.6 million pretax gain relating to the sale of the majority of the Company's Canadian operations. The Company does not expect sundry income, net, to be significant during the remainder of 1997.

 Income Taxes

  The Company's effective tax rate (provision for income taxes divided by pretax income before minority interest) for the third quarter was 42.0% in 1997 and 37.2% in 1996, and for the nine months was 43.6% in 1997 and 37.6% in 1996. WM International's tax rate is adversely impacted by the loss of the equity income from Wessex, which carried little, if any, additional tax, and will fluctuate with the mix of earnings among countries. U.S. taxes have increased as a result of an increase in permanent differences (expenses not deductible for income tax purposes). The large tax rate increase in the first nine months of 1997 is primarily a result of taxes on the gains on sales of the ServiceMaster shares and the Canadian operations.

 Discontinued Operations

  In line with the Company's strategy to focus on waste management services, the other services formerly provided have been classified as discontinued operations in the accompanying financial statements. Revenues of discontinued operations were $122.3 million for the three months and $363.7 million for the nine months ended September 30, 1997, versus $317.9 million and $1,087.5 million for the comparable periods in 1996, with the decline relating primarily to businesses sold in the interim. Net income from the discontinued operations for the three months and nine months ended September 30, 1997, for those businesses not yet sold was not material and was included in the reserve for loss on disposition provided previously. Results of operations for the three months and nine months ended September 30, 1996 included $22.1 million and $46.1 million of after tax gains on sales of discontinued operations. The 1997 results included $0.8 million of after-tax gains on sales of discontinued operations of a WTI water business.

  As of September 30, 1997, the principal remaining businesses to be disposed of are Rust Environment and Infrastructure Inc. and Matrix Engineering Inc. If not disposed of by December 31, 1997, generally accepted accounting principles would require the financial statements to be restated to reflect such businesses as a continuing operation unless sufficient evidence indicates such dispositions would be accomplished in early 1998. Revenues for the nine months ended September 30, 1996 and 1997 were $236.0 million and $241.6 million, respectively.

 Accounting Principles

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share" ("EPS"). This Statement supersedes Accounting Principles Board Opinion No. 15. Primary EPS is replaced by Basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. In addition, Fully Diluted EPS is replaced with Diluted EPS, which gives effect to all common shares that would have been outstanding if all dilutive potential common shares (relating to such things as the exercise of stock options and conversion of convertible debt) had been issued. FAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted, but when the Statement becomes effective all prior periods presented must be restated. EPS computed in accordance with FAS No. 128 for the quarter and nine months ended September 30, 1997 and 1996, is presented in Note 6 to the Consolidated Financial Statements.

  In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Both Statements are effective for fiscal years beginning after December 15, 1997. FAS No. 130 requires only a different format for presentation of information already included in the Company's financial statements. FAS No. 131 modifies and expands required segment disclosure but does not affect accounting principles, and accordingly, will not require any change to reported financial position, results of operations or cash flows, although additional segment disclosure will likely be required in both interim and annual financial statements.

 Derivatives

  From time to time, the Company and certain of its subsidiaries use derivatives to manage currency, interest rate, and commodity (fuel) risk. Derivatives used are simple agreements which provide for payments based on the notional amount with no multipliers or leverage. The Company's use of derivatives has not been and is not expected to be material with respect to financial condition or results of operations. For further discussion of the Company's use of and accounting for derivatives, see Note 7 to Consolidated Financial Statements.

 Environmental Remediation Liabilities

  The Company has established procedures to evaluate its potential environmental remediation liabilities at sites which it owns or operated, or to which it transported waste. While the Company believes that it has adequately provided for all of its material existing environmental remediation liabilities, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities which could be material. For further discussion, see Note 13 to Consolidated Financial Statements and "Outlook" herein.

FINANCIAL CONDITION:

 Liquidity and Capital Resources

  The Company had a working capital deficit of $402.8 million at September 30, 1997, compared with working capital of $54.5 million at December 31, 1996. In connection with its strategy to maximize cash flow, the Company has placed emphasis on minimizing working capital, because it operates in a service industry with neither significant inventory nor seasonal variation in receivables and thus is typically not adversely affected by reducing working capital. Cash and marketable securities declined $448.6 million, as the year-end 1996 amounts included the investment in Wessex sold during the first quarter of 1997 and higher-than-normal cash balances held in anticipation of the Dutch Auction issuer tender offer. Accounts receivable declined $110.3 million from increased emphasis on collection, particularly in WM International. Current debt has decreased $168.5 million as the Company reduced its outstanding commercial paper balance.

  In conjunction with its strategic focus, the Company generated $1,581.8 million of "owners' cash flow" (which it defines as cash flow from operating activities, less capital expenditures and dividends, plus proceeds from asset monetization) during the nine months ended September 30, 1997. Included in this total is $1,369.3 million (before tax) of proceeds from asset monetization. Through the Dutch Auction, $900.0 million of this owners' cash flow was returned to shareholders.

 Acquisitions and Capital Expenditures

  Capital expenditures, excluding property and equipment of purchased businesses, were $616.8 million for the nine months ended September 30, 1997, and $855.1 million for the comparable period in 1996. In addition, the Company and its principal subsidiaries spent $58.0 million in cash and debt (including debt assumed) and 121,551 shares of WMI common stock on acquisitions in 1997, compared with $102.7 million and 8.0 million shares of WMI common stock during the first nine months of 1996.

 Capital Structure

  Although the Company has placed increasing emphasis on generating owners' cash flow during the past two years, a substantial portion of such cash has been returned to stockholders through stock repurchases. However, during the first nine months of 1997, total debt declined $734.8 million from December 31, 1996. Cash and marketable securities decreased $448.6 million during the period, as discussed above.

  On June 20, 1997, the Company announced an offer to acquire, for $15 per share in cash, all of the outstanding shares of WTI that it does not already own. The Company currently owns approximately 67% of the 156.6 million outstanding WTI shares. The offer is subject to approval by a committee of independent WTI directors and by the holders of a majority of the outstanding WTI shares, other than those held by the Company, voting on it at a special meeting of WTI stockholders to be called for that purpose. Several lawsuits have also been filed which seek, among other things, to enjoin the proposed transaction.

  The Boards of Directors of WMI and WTI have authorized their respective companies to repurchase shares of their own common stock (up to 50 million shares in the case of WMI and 30 million shares in the case of WTI) in the open market, in privately negotiated transactions, or through issuer tender offers. These programs extend into 1998. During the 1997 second quarter, WMI purchased 30 million of its shares through the Dutch Auction; it has not repurchased any other shares during 1997. WTI repurchased 5.1 million of its shares in open market transactions during 1997; however, in light of the WMI offer to acquire its remaining public shares, WTI has suspended its repurchase activity and did not repurchase any shares in the third quarter.

  In connection with its authorized repurchase program, WMI periodically sells put options on its common stock. These options give the holder the right at maturity to require the Company to repurchase its shares at specified prices. There were no put options outstanding at September 30, 1997, although the Company may sell such options in the future.

RISKS AND UNCERTAINTIES:

  See "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for a description of certain contingent liabilities relating to the Company and its subsidiaries.

OUTLOOK:

  The Company continues to experience a very competitive pricing environment, although WMNA did achieve volume growth in the third quarter of 1997 and its net new customer percentage increased each month in the quarter. WM International learned in late September that its joint venture company's bid to continue to provide waste collection and cleaning services to the City of Buenos Aires, Argentina, was unsuccessful. WM International's results also continue to be adversely affected by the strength of the British pound against the currencies of the other countries in which it operates. WTI expects a decline in profitability in 1998 at its Shasta, California facility, where it will begin to receive significantly lower, avoided cost-based electric rates, and New York Organic Fertilizer Company, where it has been awarded a 15-year contract renewal at lower anticipated revenue.

  A comprehensive study of the Company's North American operations was initiated by Company management during the third quarter 1997 and includes a review of the Company's operating assets, investments and liabilities to determine whether their carrying values and stated amounts are appropriate in light of the Company's changing operational strategies and changing industry conditions. The Audit Committee is actively overseeing the financial and accounting implications of this review, which may result in a modification of certain of the Company's accounting policies and practices to reflect these strategies and industry conditions. Results from the first phase of this work were reviewed by the Audit Committee in November 1997, resulting in a $108.9 million after-tax charge in the 1997 third quarter. For further information, see Note 13 to Consolidated Financial Statements herein. These reviews are to be completed during the fourth quarter of 1997. The Company expects that the results of these reviews will require a fourth quarter charge which will be material to its results of operations and stockholders' equity. It is also possible that the reviews could result in a change to previously reported results. In view of these factors, the Company is unable to provide guidance on expectations for 1997 results.

  On November 11, 1997, as part of the ongoing study, the Board of Directors approved plans to eliminate a total of approximately 1,200 operations management and support positions as part of an organizational restructuring and cost control program in the Company's North American waste services operations. This workforce reduction is expected to reduce annual costs by approximately $100 million. It is anticipated that this reduction in force will require a charge to earnings in the fourth quarter estimated at $30 million to $50 million. The Board also approved plans to centralize most of the Company's North American purchasing activity at its corporate headquarters and to adopt a new fleet management strategy.

FORWARD-LOOKING INFORMATION:

  Except for historical data, the information contained herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors, including the ability of the Company to meet price increase and new business goals, fluctuation in recyclable commodity prices, weather conditions, slowing of the overall economy, increased interest costs arising from a change in the Company's leverage, failure of the Company's plans to produce the cost savings anticipated by the Company, the timing and magnitude of capital expenditures, inability to obtain or retain permits necessary to operate disposal or other facilities or otherwise complete project development activities, inability to complete contemplated dispositions of Company businesses and assets at anticipated prices and terms, the cost and timing of stock repurchase programs, and the results of the ongoing review of North American operating assets, investments and liabilities and the Company's accounting policies and practices in light of operational changes. The Company makes no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

  In November 1997, the Company and several of its current and former officers were named defendants in several purported class action lawsuits in the United States District Court for the Northern District of Illinois. The lawsuits have been brought under federal securities laws by alleged purchasers of Company securities and allege that the Company made material misstatements and failed to state information necessary to make statements made not misleading and engaged in improper accounting practices with respect to the Company's reporting of its results of operations during 1996 and 1997 and the value of its property and assets. The lawsuits seek, among other relief, compensatory damages and attorney fees and other costs of conducting the lawsuits. The Company is reviewing these complaints.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

  The exhibits to this report are listed in the Exhibit Index elsewhere herein.

  (b) Reports on Form 8-K.

  During the period covered by this Quarterly Report on Form 10-Q, the Company filed reports on Form 8-K as follows:

    (i) A report dated July 13, 1997 concerning the appointment of Ronald T. LeMay as the Company's Chairman, President and Chief Executive Officer in place of Dean L. Buntrock and the election of Mr. LeMay to the Company's Board of Directors.

    (ii) A report dated July 22, 1997 concerning the Company's results of operations for the three and six months ended June 30, 1997.

    (iii) A report dated August 8, 1997 concerning the Company's signing a five-year employment agreement with Ronald T. LeMay as its Chairman and Chief Executive Officer and certain related agreements.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Waste Management, Inc.

                                                /s/ Donald R. Chappel
                                          -------------------------------------
                                                    Donald R. Chappel
                                             Vice President and Acting Chief
                                                    Financial Officer

November 14, 1997

                             WASTE MANAGEMENT, INC.

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER   DESCRIPTION
  -------   -----------
   2        None
   3        By-Laws of the registrant, as amended and restated as of No-
            vember 4, 1997
   4        None
  10        None
  11        None
  12        Computation of Ratios of Earnings to Fixed Charges
  15        None
  18        None
  19        None
  22        None
  23        None
  24        None
  27        Financial Data Schedule
  99        None

--------
   *Exhibits not listed are inapplicable.