Form 10-K
period 1997-12-31
WASTE MANAGEMENT INC /DE/
filed 1998-03-30
CIK 104938

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                     ON WHICH REGISTERED
      -------------------                    ---------------------
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]
  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $10,657,397,087 AT FEBRUARY 1, 1998 (BASED ON THE CLOSING SALE PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON JANUARY 30, 1998, AS REPORTED BY THE WALL STREET JOURNAL (MIDWEST EDITION)). AT MARCH 18, 1998, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 455,182,521 SHARES OF ITS COMMON STOCK OF RECORD (EXCLUDING 10,886,361 SHARES HELD IN THE WASTE MANAGEMENT, INC. EMPLOYEE STOCK BENEFIT TRUST).

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
ITEM 1. BUSINESS..........................................................   1
 GENERAL..................................................................   1
 NORTH AMERICAN SOLID AND HAZARDOUS WASTE MANAGEMENT SERVICES.............   3
  Solid Waste Management, Recycling and Related Services..................   4
  Hazardous Waste Management and Related Services.........................   7
 INTERNATIONAL WASTE MANAGEMENT AND RELATED SERVICES......................   9
  Collection Services.....................................................  10
  Treatment and Disposal Services.........................................  10
 TRASH-TO-ENERGY AND RELATED SERVICES.....................................  12
 REGULATION...............................................................  12
  General.................................................................  12
  Waste Management Services...............................................  14
  Trash-to-Energy and Related Services....................................  15
  RCRA....................................................................  17
  Superfund...............................................................  18
  International Waste Management and Related Services.....................  19
 COMPETITION..............................................................  19
 INSURANCE................................................................  21
 EMPLOYEES................................................................  21
 ACQUISITIONS AND DISPOSITIONS............................................  22
ITEM 2. PROPERTIES........................................................  23
ITEM 3. LEGAL PROCEEDINGS.................................................  24
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  26
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
 MATTERS..................................................................  27
ITEM 6. SELECTED FINANCIAL DATA...........................................  28
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
 FINANCIAL CONDITION......................................................  30
 RESULTS OF OPERATIONS....................................................  30
 FINANCIAL CONDITION......................................................  44
 OUTLOOK..................................................................  48
 FORWARD-LOOKING INFORMATION..............................................  49
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........  50
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  51
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
 FINANCIAL DISCLOSURE.....................................................  97
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  98
 DIRECTORS OF THE REGISTRANT..............................................  98
 EXECUTIVE OFFICERS OF THE REGISTRANT..................................... 100
 SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.................. 101
ITEM 11. EXECUTIVE COMPENSATION........................................... 102
 STOCK OPTIONS............................................................ 104
 LONG TERM INCENTIVE PLAN AWARDS.......................................... 106
 PENSION AND RETIREMENT PLANS............................................. 107

                                                                           PAGE
                                                                           ----
 COMPENSATION OF DIRECTORS................................................. 108
 OUTSIDE DIRECTORS' PLANS.................................................. 108
 STOCK OPTION PLANS FOR NON-EMPLOYEE DIRECTORS............................. 108
 DIRECTORS' CHARITABLE ENDOWMENT PROGRAM................................... 109
 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION............... 109
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 110
 SECURITY OWNERSHIP OF MANAGEMENT.......................................... 110
  Ownership of Company Common Stock........................................ 110
  Ownership of WTI Common Stock............................................ 112
  Ownership of WM International Ordinary Shares............................ 113
 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS........................... 115
 MEETINGS AND COMMITTEES OF THE BOARD...................................... 115
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 117
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K.. 123

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Waste Management, Inc. (formerly "WMX Technologies, Inc.") is a leading international provider of waste management services. Unless the context indicates to the contrary, as used in this report the terms "Company" and "Waste Management" refer to Waste Management, Inc. and its subsidiaries.

  The Company provides integrated solid waste management services in North America through Waste Management of North America, Inc., a wholly owned subsidiary of the Company (referred to herein, together with its subsidiaries and certain affiliated companies providing waste management and related services, as "WMNA"). The Company's solid waste management services are provided to commercial, industrial, municipal and residential customers, as well as to other waste management companies, and consist of solid waste collection, transfer, resource recovery and disposal services. As part of these services, the Company is engaged in providing, through its Recycle America(R) and other programs, paper, glass, plastic and metal recycling services to commercial and industrial operations and curbside collection of such materials from residences and in removing methane gas from sanitary landfill facilities for use in electricity generation. In addition, through WMNA, the Company provides Port-O-Let(R) portable sanitation services to municipalities and commercial and special event customers. WMNA also manages the on-site industrial cleaning services businesses owned by the Company's Rust International Inc. subsidiary. In June 1997, the Company completed the sale of most of the Company's solid waste assets in Canada to a subsidiary of USA Waste Services, Inc. ("USA Waste"). See Note 5 to Consolidated Financial Statements set forth in Item 8 herein.

  The Company also provides hazardous waste management services. The Company's chemical waste treatment, storage, disposal and related services in North America are provided through WMNA and Chemical Waste Management, Inc., a wholly owned subsidiary of the Company (referred to herein, together with its subsidiaries, as "CWM"), and are provided to commercial and industrial customers, as well as to other waste management companies and to governmental entities. Through Advanced Environmental Technical Services, L.L.C., a wholly owned subsidiary of the Company (referred to herein, together with its subsidiaries as "AETS"), the Company provides on-site integrated hazardous waste management services, including hazardous waste identification, packaging, removal and recycling services, to industrial, institutional and governmental customers. Through its wholly owned Chem-Nuclear Systems, L.L.C. subsidiary (referred to herein, together with its subsidiaries, as "Chem-Nuclear"), the Company also furnishes radioactive waste management services, primarily to electric utilities and governmental entities.

  The Company provides comprehensive waste management and related services outside North America through Waste Management International plc, a subsidiary owned approximately 56% by the Company and 12% each by the Company's Rust International Inc. and Wheelabrator Technologies Inc. subsidiaries (referred to herein, together with its subsidiaries, as "WM International"). WM International provides a wide range of solid and hazardous waste management services in seven countries in Europe, seven countries in the Asia-Pacific region and Argentina, Brazil, and Israel.

  Wheelabrator Technologies Inc., an approximately 67%-owned subsidiary of the Company (referred to herein, together with its subsidiaries, as "WTI"), is a leading developer of facilities for, and provider of services to, the trash-to-energy and waste-fuel powered independent power markets. WTI develops, arranges financing for, operates and owns facilities that dispose of trash and other waste materials in an environmentally acceptable manner by recycling them into electrical or steam energy. WTI is also pursuing the development, ownership and operation of power plants for industrial customers. In addition, WTI is involved in the treatment and management of biosolids resulting from the treatment of wastewater by converting them into useful fertilizers and the recycling of organic wastes into compost material useable for horticultural and agricultural purposes. WTI also designs and installs technologically advanced air pollution control systems and equipment. In 1996, WTI sold its water process, manufacturing and custom engineering business and in 1997 sold its water-contract operations, outsourcing and privatization business. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" herein.
                                                          Printed on recycled
                                       1                        paper.
                                                                           LOGO

  In June 1997, the Company announced an offer to acquire, for $15 per share in cash, all of the approximately 53 million outstanding shares of WTI it does not already own. The price was increased to $16.50 per share pursuant to a definitive merger agreement subsequently negotiated with a special committee of independent WTI directors. The terms of the agreement have been approved by the WTI special committee and by the Boards of Directors of the Company and WTI, but the transaction remains subject to the approval of the holders of a majority of WTI's outstanding shares, other than those held by the Company, voting on it at a special meeting of WTI stockholders to be held March 30, 1998. Several lawsuits have been filed which seek, among other things, to enjoin the proposed transaction. The Company believes that it has met the legal standards applicable to transactions of this type and intends to vigorously defend itself in these lawsuits.

  Rust International Inc., a subsidiary owned approximately 60% by the Company and 40% by WTI (referred to herein, together with its subsidiaries, as "Rust"), is engaged in furnishing environmental and infrastructure consulting and a variety of other on-site industrial and related services primarily to clients in the public sector and petrochemical, chemical, energy, utility, pulp and paper, environmental services and other industries. In early 1998, Rust sold its approximately 37% interest in OHM Corporation, a publicly traded provider of environmental remediation services ("OHM"), and received a distribution from OHM of additional shares of NSC Corporation, a publicly traded provider of asbestos abatement and other specialty contracting services ("NSC"). The distribution increased Rust's interest in NSC from approximately 40% to 54%.

  The Company's strategic plans call for the Company to focus on the provision of waste management services and to sell or discontinue various businesses which do not fit within that focus. The Company has therefore reported its continuing operations as being within a single industry segment, waste management services. The Company's continuing consolidated revenues were approximately $8.5 billion in 1994, $9.1 billion in 1995, $9.2 billion in 1996 and $9.2 billion in 1997. For information relating to the Company's operations in different geographic groups, see Note 14 to the Company's Consolidated Financial Statements set forth below in Item 8. For interim periods, the revenues and net income of certain of the Company's operations may fluctuate for a number of reasons, including there being for some businesses less activity during the winter months.

  On March 10, 1998, the Company entered into a definitive merger agreement (the "Merger Agreement") with USA Waste Services, Inc. ("USA Waste") pursuant to which the Company will be merged with a wholly-owned subsidiary of USA Waste (the "Merger"). Pursuant to the Merger Agreement, the Company's stockholders will receive .725 shares of common stock of USA Waste for each share of common stock of the Company. The consummation of the Merger is subject to a number of conditions, including the expiration or termination of the applicable merger review waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, approval by the stockholders of each company and other typical closing conditions. In addition, the Merger is contingent upon the transaction qualifying for pooling-of-interests accounting treatment. In order to qualify for pooling-of-interests accounting treatment, the Company intends to sell a portion of its treasury shares pursuant to a registered public offering prior to the closing of the Merger. A lawsuit by an alleged Company stockholder purporting to represent a class of the Company's stockholders has been filed (although the Company has not yet been served) against the Company and members of its Board of Directors alleging breaches of fiduciary duty by the defendants in connection with the Merger. The lawsuit seeks, among other things, to have the transaction enjoined and to recover unspecified damages. The Company believes the suit to be without merit and intends to contest it vigorously.

  Regulatory or technological developments relating to the environment may require companies engaged in waste management services and related businesses, including the Company, to modify, supplement or replace equipment and facilities at costs which may be substantial. Because the continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential discharge of materials into the environment, a material portion of the Company's capital expenditures is, directly or indirectly, related to such items. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Financial Condition" set forth below in Item 7 for a review of property and equipment expenditures by the Company for the last four years. The Company believes that, in general, it tends to benefit when environmental regulation increases, which may increase the demand for its services, and that it has the resources and experience to manage environmental risk.

  Although the Company strives to conduct its operations in compliance with applicable laws and regulations, the Company believes that in the existing climate of heightened legal, political and citizen awareness and concerns, companies in the waste management services industry, including the Company, will be faced, in the normal course of operating their businesses, with fines and penalties and the need to expend funds for remedial work and related activities with respect to waste treatment, disposal and trash-to-energy facilities. Where the Company concludes that it is probable that a liability has been incurred, a provision is made in the Company's financial statements for the Company's best estimate of the liability based on management's judgment and experience, and information available from regulatory agencies. This estimate is also based upon an analysis of the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of a specific site, as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company provides for the minimum amount within the range, in accordance with generally accepted accounting principles. Such estimates are subsequently revised, as necessary, as additional information becomes available. While the Company does not anticipate that the amount of any such revision will have a material adverse effect on the Company's operations or financial condition, the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, the existence and ability of other potentially responsible third parties (including insurance carriers) to contribute to the settlement of such liabilities or other factors could materially alter this expectation at any time. Such matters could have a material adverse impact on earnings for one or more fiscal quarters or years.

  While in general the Company's business has benefited from increased governmental regulation, the business itself is subject to extensive and evolving regulation by federal, state, local and foreign authorities. Due to the complexity of regulation of the industry and to public pressure, implementation of existing and future laws, regulations or initiatives by different levels of government may be inconsistent and difficult to foresee. In addition, the demand for certain of the Company's services may be adversely affected by the amendment or repeal, or reduction in enforcement of, federal, state and foreign laws and regulations on which the Company's business is dependent. Demand for certain of the Company's services may also be adversely affected by delays or reductions in funding, or failure of legislative bodies to fund, agencies or programs under such laws and regulations. Although it is not always able to do so, the Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed or enforced, or any failure or delay in enactment or enforcement of legislation or regulations or funding of agencies or programs, in the future may affect its operations.

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

  Unless the context indicates to the contrary, all statistical and financial information under Item 1 and Item 2 of this report is given as of December 31, 1997. Also, unless the context indicates to the contrary, statistical and financial data appearing under the caption "North American Solid and Hazardous Waste Management Services" relate only to the Company's WMNA, CWM, AETS and Chem-Nuclear groups of subsidiaries and do not include any data relating to Rust, Rust's on-site industrial cleaning services business managed by WMNA, WTI or WM International. For discussions of the data relating to WM International and WTI, see "International Waste Management and Related Services" and "Trash-to-Energy and Related Services."

NORTH AMERICAN SOLID AND HAZARDOUS WASTE MANAGEMENT SERVICES

  The Company's North American solid waste management and recycling services include residential, commercial and industrial collection, transfer and disposal services and related services provided by WMNA.

The Company's North American hazardous waste management services include chemical waste treatment, storage, disposal and related services provided by WMNA and CWM, on-site integrated hazardous waste management services provided by AETS and low-level radioactive waste disposal services provided by Chem-Nuclear. Many of the Company's solid and hazardous waste services are marketed on an integrated basis to the Company's national account customers and to other large industrial customers.

  For each of the four years in the period ended December 31, 1997, the North American solid and hazardous waste revenue amounted to 67.3%, 67.5%, 68.2% and 68.0%, respectively, of the Company's total revenues. For each of the four years in the period ended December 31, 1997, the following table shows the percentages of the Company's total North American solid and hazardous waste services revenue (excluding on-site industrial cleaning services revenue) arising from the Company's principal solid and hazardous waste services:

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                    1994   1995   1996   1997
                                                    -----  -----  -----  -----
      Solid Waste and Recycling Collection
       Services:
        Residential................................  19.9%  20.1%  20.4%  20.8%
        Commercial.................................  26.2   25.2   25.7   25.6
        Roll-off and Industrial....................  21.0   19.8   20.4   20.5
      Solid Waste Disposal, Transfer and Related
       Services....................................  21.7   25.0   24.5   24.7
      Hazardous Waste Services.....................  11.2    9.9    9.0    8.4
                                                    -----  -----  -----  -----
                                                    100.0% 100.0% 100.0% 100.0%
                                                    =====  =====  =====  =====

SOLID WASTE MANAGEMENT, RECYCLING AND RELATED SERVICES

  At December 31, 1997, WMNA conducted solid waste management, recycling and related services operations in 47 states, the District of Columbia, Canada and Mexico. During 1994, 1995, 1996 and 1997, operations in California, Florida and Pennsylvania together accounted for approximately 31%, 29%, 26% and 29%, respectively, of North American solid waste revenue. No customer accounted for as much as 3% of such revenue in 1994, 1995, 1996 or 1997.

COLLECTION

  WMNA provides solid waste collection services to approximately 1.1 million commercial and industrial customers. Collection services are also provided to approximately 11.8 million homes and apartment units. These services in many cases include collection of recyclable commodities. See "Recycling and Energy Recovery--Recycling" for a description of recycling services.

 Commercial and Industrial

  Many of WMNA's commercial and industrial customers utilize containers to store solid waste, including "roll-offs," which are large containers that are dropped off at construction or other sites for the deposit of waste and then hoisted when full onto a truck for transport. These containers, ranging from 1 to 45 cubic yards in size, are usually provided to the customer as part of WMNA's services. Stationary compactors, which compact the volume of the stored waste prior to collection, are frequently installed on the premises of large volume customers and are usually provided to these customers in conjunction with WMNA's collection services. Containerization enables WMNA to service most of its commercial and industrial customers with collection vehicles operated by a single employee. Compaction serves to decrease the frequency of collection.

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

 Residential

  Most of WMNA's residential solid waste collection services are performed under contracts with, or franchises granted by, municipalities giving WMNA exclusive rights to service all or a portion of the homes in their respective jurisdictions. Such contracts or franchises usually range in duration from one to five years. The fees received by WMNA are based primarily on market factors, frequency and type of service, the distance to processing or disposal facilities and cost of processing or disposal. Residential collection fees are either paid by the municipalities out of tax revenues or service charges or are paid directly by the residents receiving the service.

TRANSFER

  WMNA operates 164 solid waste transfer stations. A transfer station is a facility where solid waste is received from collection vehicles and then transferred to, and in some cases compacted in, large, specially constructed trailers for transportation to disposal or resource recovery facilities. This procedure reduces costs by improving utilization of collection personnel and equipment and improving the efficiency of transporting waste to final disposal facilities.

  The services of these facilities are provided to municipalities or counties and in most instances are also used by WMNA and by other collection companies. Fees are generally based upon such considerations as competition, the type and volume or weight of the waste transferred, the extent of processing of recyclable materials, the transport distance involved and the cost of disposal.

RECYCLING AND ENERGY RECOVERY

 Recycling

  WMNA provides recycling services in the United States through its Recycle America(R) and other programs. Recycling involves the removal of reusable materials from the waste stream for processing and sale or other disposition for use in various applications. Participating commercial and industrial operations use containers to separate recyclable paper, glass, plastic and metal wastes for collection, processing and sale by WMNA. Fees are determined by such considerations as competition, frequency of collection, type and volume or weight of the recyclable material, degree of processing required, distance the recyclable material must be transported and value of the recyclable material.

  As part of its residential solid waste collection services, WMNA engages in curbside collection of recyclable materials from residences in the United States, also through its Recycle America(R) and other programs. Curbside recycling services generally involve the collection of recyclable paper, glass, plastic and metal waste materials, which may be separated by residents into different waste containers or commingled with other recyclable materials. The recyclable materials are then typically deposited at a local materials recovery facility where they are sorted and processed for resale.

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

  As of December 31, 1997, WMNA provided curbside recycling services to approximately 7.9 million households in the United States. WMNA has approximately 211,000 commercial and industrial recycling services customers.

  WMNA operates 129 materials recovery facilities for the receipt and processing of recyclable materials. Such processing consists of separating recyclable materials according to type and baling or otherwise preparing the separated materials for sale.

  WMNA also participates in joint ventures with Stone Container Corporation and American National Can Corporation to engage, respectively, in the businesses of marketing paper fibre and aluminum, steel, and glass containers for recycling. In each case WMNA sells to the joint venture, or has the joint venture market, the paper fibre or containers collected by WMNA to Stone Container, American National Can or other parties who will process them for reuse. The joint venture with American National Can also owns and operates six glass processing facilities. During 1997, the Stone Container joint venture marketed approximately 2.1 million tons of paper fiber and the American National Can joint venture processed approximately 466,000 tons of other recyclable materials. WMNA also provides tire and demolition and construction debris recycling services.

 Energy Recovery

  At 38 WMNA-owned or -operated sanitary landfill facilities, WMNA is engaged in methane gas recovery operations. These operations involve the installation of a gas collection system into a sanitary landfill facility. Through the gas collection system, gas generated by decomposing solid waste is collected and transported to a gas-processing facility at the landfill site. Through physical processes methane gas is separated from contaminants. The processed methane gas generally is then either sold directly to industrial users or to an affiliate of the Company which uses it as a fuel to power electricity generators. Electricity generated by these facilities is sold, usually to public utilities under long-term sales contracts, often under terms or conditions which are subject to approval by regulatory authorities.

  The Company also engages in other resource recovery activities through WTI's trash-to-energy and related operations and Waste Management International's operations. See "Trash-to-Energy and Related Services" and "International Waste Management and Related Services."

DISPOSAL

  WMNA operates 130 solid waste sanitary landfill facilities. Of this number, 101 are owned by WMNA and the remainder are leased from, or operated under contract with, other parties. Additional facilities are in various stages of development. WMNA also provides yard-waste composting services, bioremediation of petroleum-contaminated soils and solidification of difficult-to-treat liquid wastes at a number of its disposal facilities. All of the sanitary landfill facilities are subject to governmental regulation. See "Regulation-- Waste Management Services--Solid Waste."

  A sanitary landfill site must have geological and hydrological properties and design features which limit the possibility of water pollution, directly or by leaching. Sanitary landfill operations, which include carefully planned excavation, continuous spreading and compacting of solid waste and covering of the waste, are designed to maintain sanitary conditions, insure optimum utilization of the airspace and prepare the site for ultimate use for other purposes. Landfill site operations are required to be conducted in accordance with the terms of permits obtained from various regulatory authorities, which typically incorporate the requirements of Subtitle D of the Resource Conservation and Recovery Act of 1976 ("RCRA") or applicable state requirements, whichever are stricter. These requirements address such matters as daily volume limitations, placement of daily, interim and final site cover materials on waste disposed at the site, construction and operation of methane gas and leachate management systems, periodic groundwater monitoring activity and final closure requirements and post-closure monitoring and maintenance activities.

  Suitable sanitary landfill facilities and permission to expand existing facilities may be difficult to obtain in some areas because of land scarcity, local resident opposition and governmental regulation. As its existing facilities become filled in such areas, the solid waste disposal operations of WMNA are and will continue to be materially dependent on its ability to purchase, lease or otherwise obtain operating rights for additional sites or expansion of existing sites and to obtain the necessary permits from regulatory authorities to construct and operate them. In addition, there can be no assurance that additional sites can be obtained or that existing facilities can continue to be expanded or operated. However, management believes that the facilities currently available to WMNA are sufficient to meet the needs of its operations in most areas for the foreseeable future.

  To develop a new facility, WMNA must expend significant time and capital resources without any certainty that the necessary permits will ultimately be issued for such facility or that the Company will be able to achieve and maintain the desired disposal volume at such facility. If the inability to obtain and retain necessary permits, the failure of a facility to achieve the desired disposal volume or other factors cause WMNA to abandon development efforts for a facility, the capitalized development expenses of the facility are written off.

  In varying degrees, WMNA utilizes its own sanitary landfill facilities to accommodate its disposal requirements for collection and transfer operations. In 1994, 1995, 1996 and 1997 approximately 55%, 57%, 60% and 61%, respectively, of the solid waste collected by WMNA was disposed of in sanitary landfill facilities operated by it. Usually these facilities are also used by other companies and government agencies on a noncontract basis for fees determined by such considerations as competition and the type and volume or weight of the waste.

RELATED SERVICES

  WMNA also provides or manages several types of services which are compatible with its solid waste collection operations. Included in these operations are on-site industrial cleaning services and portable sanitation services.

  WMNA manages the business of Rust Industrial Services Inc., a subsidiary of Rust ("RIS"), which provides on-site industrial services, including water blasting, tank cleaning, explosives blasting, chemical cleaning, industrial vacuuming, catalyst handling and separation technologies. RIS provides these services primarily for clients in the petrochemical, chemical, and pulp and paper industries, utilities and, to a lesser extent, the public sector. RIS also assists clients in the nuclear and utility industries in solving electrical, mechanical, engineering and related technical services problems.

  Prior to selling the businesses in 1996 and early 1997, RIS also provided scaffolding rental and erection services primarily to the chemical, petrochemical and utilities industries and a variety of other on-site services.

  Waste Management Federal Services, Inc., a subsidiary of Rust, also provides hazardous, radioactive and mixed waste program and facilities management services, primarily to the United States Department of Energy and other federal government agencies. Such services include waste treatment, storage, characterization and disposal and privatization services.

  WMNA also provides portable sanitation services to municipalities and commercial customers. The portable sanitation services, which are marketed under the Port-O-Let(R) trade name, are also used at numerous special events and public gatherings.

HAZARDOUS WASTE MANAGEMENT AND RELATED SERVICES

CHEMICAL WASTE MANAGEMENT SERVICES

  The Company operates chemical waste treatment, storage and disposal facilities in 18 states and also owns a majority interest in a subsidiary which operates a resource recovery and storage facility and a disposal facility in Mexico. The chemical wastes handled by the Company include industrial by-products and residues that have been identified as "hazardous" pursuant to RCRA, as well as other materials contaminated with a wide variety of chemical substances.

  Chemical waste may be collected from customers and transported by WMNA or CWM or contractors retained by them or delivered by customers to their facilities. Chemical waste is transported primarily in specially constructed tankers and semi-trailers, including stainless steel and rubber or epoxy-lined tankers and vacuum trucks, or in containers or drums on trailers designed to comply with applicable regulations and specifications of the U.S. Department of Transportation ("DOT") relating to the transportation of hazardous materials. WMNA and CWM also operate several facilities at which waste collected from or delivered by customers may be analyzed and consolidated prior to further shipment.

  All of the Company's seven United States secure hazardous waste land disposal facilities have been issued permits under RCRA. See "Regulation--RCRA." In general, the Company's secure land disposal facilities have received the necessary permits and approvals to accept chemical wastes, although some of such sites may accept only certain chemical wastes. Only chemical wastes in a stable, solid form which meet applicable regulatory requirements may be buried in the Company's secure disposal cells. These land disposal facilities are sited, constructed and operated in a manner designed to provide long-term containment of such waste. Chemical wastes may be treated prior to disposal. Physical treatment methods include distillation, evaporation and separation, all of which effectively result in the separation or removal of solid materials from liquids. Chemical treatment methods include chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes and essentially involve the transformation of wastes into inert materials through one or more chemical reaction processes. At two of its locations, the Company isolates treated chemical wastes in liquid form by injection into deep wells. Deep well technology involves drilling wells in suitable rock formations far below the base of fresh water and separated from it by other substantial geological confining layers.

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

  In the United States, most chemical wastes generated by industrial processes are handled "on-site" at the generators' facilities. Since the mid-1970's, public awareness of the harmful effects of unregulated disposal of chemical wastes on the environment and health has led to extensive and evolving federal, state and local regulation of chemical waste management activities. The major federal statutes regulating the management of chemical wastes include RCRA, the Toxic Substances Control Act ("TSCA") and the Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended ("CERCLA" or "Superfund"), all primarily administered by the United States Environmental Protection Agency ("EPA"). The hazardous waste management business is heavily dependent upon the extent to which regulations promulgated under these or similar state statutes and their enforcement over time effectively require wastes to be specially handled or managed and disposed of in facilities of the type owned and operated by the Company. See "Regulation--Waste Management Services--Hazardous Waste," "--RCRA" and "--Superfund." The chemical waste services industry currently has substantial excess capacity caused by a number of factors, including a decline in environmental remediation projects generating hazardous waste for off-site treatment and disposal, continuing efforts by hazardous waste generators to reduce volume and to manage the wastes on-site, and the uncertain regulatory environment regarding hazardous waste management and remediation requirements. These factors have led to reduced demand and increased pressure on pricing for chemical waste management services, conditions which the Company expects to continue for the foreseeable future.

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

  Chem-Nuclear's radioactive disposal operations involve primarily low-level radioactive waste. Its Barnwell, South Carolina facility, which has been in operation since 1971, is one of three licensed commercial low-level radioactive waste disposal facilities in the United States. A trust has been established and funded to pay the estimated cost of decommissioning the Barnwell facility. A second fund, for the extended care of the facility, is funded by a surcharge on each cubic foot of waste received. Chem-Nuclear may be liable for additional costs if the extra charges collected to restore and maintain the facility are insufficient to cover the cost of restoring or maintaining the site after its closure. The Company does not expect this to have a material adverse impact on future operating results.

  Under state legislation enacted in 1995, the Barnwell site is authorized to operate until its current permitted disposal capacity is fully utilized. However, that legislation was attached to a state appropriations bill that included a provision for a state tax of $235 to be imposed on every cubic foot of waste disposed of at the Barnwell facility. As a result of decreased disposal volume and a shortfall in anticipated tax revenue, in June 1997, the State of South Carolina enacted new legislation requiring that Chem-Nuclear guarantee certain portions of anticipated tax revenues from the facility. Such reduced disposal volume and the requirement that Chem-Nuclear fund such tax payments have caused Chem-Nuclear to review its alternatives with respect to the Barnwell facility. If Chem-Nuclear determines to close the Barnwell site, the Company's earnings for one or more fiscal quarters or years could be adversely affected.

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

INTERNATIONAL WASTE MANAGEMENT AND RELATED SERVICES

  The Company is a leading provider of waste management and related services internationally, primarily through WM International, which conducts essentially all of the waste management operations of the Company located outside North America. International waste management and related services comprised approximately 20.0%, 20.5%, 20.7% and 19.5% of the Company's total revenue in each of the four years ended December 31, 1994, 1995, 1996 and 1997. WM International's business may broadly be characterized into two areas of activity, collection services and treatment and disposal services. The following table shows the derivation of WM International's revenue for the years indicated and includes revenue from construction of treatment or disposal facilities for third parties under "Treatment and Disposal Services":

                                                              YEAR ENDED DECEMBER 31
                                                             -------------------------
                                                             1994   1995   1996   1997
                                                             ----   ----   ----   ----
      Collection Services...................................  64%    64%    65%    63%
      Treatment and Disposal Services.......................  36%    36%    35%    37%

  While the Company has had international operations since the mid-1970's, the bulk of the Company's international operations and revenues are derived from the acquisition from 1990 to 1995 of numerous companies and interests in Europe. However, with its acquisition goals largely completed, WM International has engaged in only a few small acquisitions since 1995 and has begun to dispose of certain operations which do not fit within its long-term strategy.

  In accordance with its objective of maintaining a local identity, WM International, in certain cases, operates through companies or joint ventures in which WM International and its affiliates own less than a 100% interest. For example, WM International is a party to a joint venture with Wessex to provide waste management and related services in the United Kingdom.

  WM International's revenue mix by country varies from year to year. Countries in which revenue exceeded 10% of WM International's consolidated total were: Italy (26%) and Germany (12%) in 1994; Italy (23%), Germany (14%), the Netherlands (11%) and the United Kingdom (11%) in 1995; Italy (25%), the United Kingdom (12%), Germany (11%) and the Netherlands (11%) in 1996; and Italy (25%), the United Kingdom (15%) and the Netherlands (11%) in 1997.

  While WM International has considerable experience in mobilizing for and managing foreign projects, its operations continue to be subject generally to such risks as currency fluctuations and exchange controls, the need to recruit and retain suitable local labor forces and to control and coordinate operations in different jurisdictions, changes in foreign laws or governmental policies or attitudes concerning their enforcement, political changes, local economic conditions and international tensions. In addition, price adjustment provisions based on certain formulae or indices may not accurately reflect the actual impact of inflation on the cost of performance.

  During 1997, the Company sold all of its operations in France and Spain and certain other businesses in Germany and Austria. In addition, in January 1998 the Company sold its waste-to-energy facility located in Hamm, Germany. See "--Treatment and Disposal Services" below.

COLLECTION SERVICES

  Collection services include collection and transportation of solid, hazardous and medical wastes and recyclable material from residential, commercial and industrial customers. Street, industrial premises, office and parking lot cleaning services are also performed by WM International, along with portable sanitation/toilet services for occasions such as outdoor concerts and special events. The residential solid waste collection process, as well as the commercial and industrial solid and hazardous waste collection process, is similar to that utilized by the Company in the United States. Business is obtained through public bids or tenders, negotiated contracts, and, in the case of commercial and industrial customers, direct contracts.

  Residential solid waste collection is typically performed by WM International pursuant to municipal contracts. At December 31, 1997, WM International had approximately 1,540 municipal contracts, serving more than
4.8 million residential properties. The scope, specifications, services provided and duration of such contracts vary substantially, with some contracts encompassing landfill disposal of collected waste, street sweeping and other related municipal services. The largest number of municipal contracts held by WM International is in Italy where WM International services approximately 1.7 million residential properties. Pricing for municipal contracts is generally based on volume of waste, number and frequency of collection pick-ups, and disposal arrangements. Longer-term contracts typically have formulae for periodic price increases or adjustments. WM International also provides curbside recycling services similar to those provided by WMNA in North America.

  WM International's commercial and industrial solid and hazardous waste collection services are generally contracted for by individual establishments. In addition to solid waste collection customers, WM International provides services to small quantity waste generators, as well as larger petrochemical, pharmaceutical and other industrial customers, including collection of hazardous, chemical or medical wastes or residues. WM International has approximately 293,000 commercial and industrial customers. Contract terms and prices vary substantially among jurisdictions and types of customer. WM International also provides commercial and industrial recycling services.

TREATMENT AND DISPOSAL SERVICES

  Treatment and disposal services include processing of recyclable materials, operation of both solid and hazardous waste landfills, operation of municipal and hazardous waste incinerators, operation of water and wastewater treatment facilities, operation of hazardous waste treatment facilities and construction of treatment or disposal facilities for third parties. Treatment and disposal services are provided under contracts which may be obtained through public bid or tender or direct negotiation, and are also provided directly to other waste service companies.

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

  At present, in most countries in which WM International operates, landfilling is the predominant disposal method employed. WM International owns or operates solid waste landfills in Argentina, Australia, Brazil, Denmark, Germany, Hong Kong, Italy, New Zealand, Sweden and the United Kingdom. Landfill disposal agreements may be separate contracts or an integrated portion of collection or treatment contracts.

  Demand for solid waste incineration is affected primarily by landfill disposal costs, government regulations and, increasingly, public perception issues. The incineration process for non-hazardous solid waste has also been influenced by two significant factors in recent years: (i) increasingly strict control over air emissions from incinerators; and (ii) increasing emphasis on trash-to-energy incinerators, which utilize heat produced by incinerators to generate electricity and other energy. Incineration generates approximately 30% residue (by weight), which is either landfilled or, if permitted, recycled for use as a road base or in other construction uses.

  Prior to January 1998, WM International operated a waste-to-energy incinerator in Hamm, Germany. In light of the current overcapacity in the German waste-to-energy market and the pending renegotiation of WM International's disposal contracts with the local communities, WM International entered into an agreement in April 1997 to sell the facility. The transaction was completed in January 1998. Revenues from the Hamm facility accounted for approximately 2% of WM International's 1997 consolidated revenue. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Results of Operations."

  In 1992, WM International entered into a contract with the County of Gutersloh, Germany to design, construct, own and operate a trash-to-energy facility. The facility is designed to convert 268,000 metric tons per year of municipal waste and sewage sludge into energy. During 1995, WM International's permit application to develop and operate the Gutersloh facility was denied. WM International appealed the denial through the German administrative court system. Throughout 1996 and 1997, WM International and the County of Gutersloh engaged in discussions regarding the future viability of the proposed project as well as the County of Gutersloh's right to terminate the 25-year operating agreement and the lease agreement covering the site on which the plant is to be constructed. In 1997, the County exercised its right to terminate the lease agreement for the plant site, effectively terminating the permitting process and the pending administrative court proceedings. The County has also informally indicated its intention to terminate WM International's operating agreement. As a result of the termination of the lease agreement and the threatened termination of the operating agreement, WM International reserved the full amount of its unamortized development cost in the project as a part of the special charge recorded in the fourth quarter of 1997. WM International is assessing its options to seek redress against the County of Gutersloh and against state permitting authorities, but no assurances can be given that it will be successful in obtaining damages in respect of the project.

  WM International also operates five small, conventional municipal solid and other waste incineration facilities. WM International and WTI have also formed a joint venture to develop trash-to-energy projects outside Germany, Italy and North America. See "Competition" below.

  WM International owns or operates hazardous waste treatment facilities in Brazil, Brunei, Finland, Germany, Hong Kong, Indonesia, Italy, the Netherlands, Sweden and the United Kingdom.

TRASH-TO-ENERGY AND RELATED SERVICES

  WTI, through its subsidiaries, is a leading developer, operator and owner of trash-to-energy and waste fuel powered independent power facilities in the United States. These facilities, either owned or operated, give WTI approximately 920 megawatts per hour of electric generating capacity. WTI's trash-to-energy projects utilize proven boiler and grate technology and are capable of processing up to 23,750 tons of solid waste per day. The heat from this combustion process is converted into high-pressure steam, which typically is used to generate electricity for sale to public utility companies under long-term contracts.

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

  In addition, WTI develops, operates and owns projects that compost organic wastes and treat and manage biosolids. WTI provides a range of biosolids management services, including land application, drying, pelletizing, alkaline stabilization and composting, to more than 275 communities, typically pursuant to multi-year contracts under which WTI is paid by the generator to make beneficial use of the biosolids. Land application involves the application of non-hazardous biosolids as a natural fertilizer on farmland pursuant to rigorous site-specific permits issued by applicable state authorities. Biosolids are also used in land reclamation projects such as strip mines. Regulations issued by the EPA in December 1992 under the Clean Water Act encourage the beneficial use of municipal sewage sludge by recognizing the resource value of biosolids as a fertilizer and soil conditioner, and establish requirements for land application designed to protect human health and the environment.

  WTI also develops and operates facilities at which biosolids are dried and pelletized and has three facilities currently in operation, with one other facility undergoing start-up activity. WTI has approximately 536 dry-tons-per-day of biosolids drying capacity in operation. Biosolids which have been dried are generally used as fertilizer by farmers, commercial landscapers and nurseries and as a bulking agent by fertilizer manufacturers.

  WTI subsidiaries also design and install advanced air pollution control equipment and design, construct and maintain tall concrete chimneys and storage silos. WTI's expertise in air pollution control technologies and chimney design and construction is used in the design and construction of WTI's trash-to-energy facilities, which WTI believes strengthens its competitive position.

REGULATION

GENERAL

  While, in general, the Company's waste management services business has benefited from increased governmental regulation, the industry in which the Company operates has become subject to extensive and evolving regulation by federal, state, local and foreign authorities. In particular, the regulatory process requires firms in the Company's industry to obtain and retain numerous governmental permits to conduct various aspects of their operations, any of which may be subject to revocation, modification or denial. As a result of governmental policies and attitudes relating to the industry, which are subject to reassessment and change, the Company believes that its ability to obtain applicable permits from governmental authorities on a timely basis, and to retain such permits, could become impaired. The Company is not in a position at the present time to assess the extent of the impact of such potential changes in governmental policies and attitudes on the permitting processes, but it could be significant. In particular, adverse decisions by governmental authorities on permit applications submitted by the Company may result in abandonment of projects, premature closure of facilities or restriction of operations, which could result in a loss of earnings from a facility, a write-off of capitalized costs or both.

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

  Because of the high level of public awareness of environmental issues, companies in the waste management services business, including the Company, may in the normal course of their business be expected periodically to become subject to judicial and administrative proceedings. Governmental agencies may seek to impose fines on the Company or revoke, deny renewal of, or modify the Company's operating permits or licenses. The Company is also subject to actions brought by private parties or special interest groups in connection with the permitting or licensing of its operations, alleging violations of such permits and licenses, or other matters. In addition, increasing governmental scrutiny of the environmental compliance records of the Company, CWM, WTI, Rust, WM International or their affiliates could cause a private or public entity seeking waste management services to disqualify the Company from competing for one or more projects, on the grounds that these records display inadequate attention to environmental compliance.

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

  The EPA and various states acting pursuant to EPA-delegated authority have promulgated rules pursuant to RCRA which serve as minimum requirements for land disposal of municipal wastes. The rules establish more stringent requirements than previously applied to the siting, construction, operations, closure and post-closure monitoring and maintenance of all but the smallest municipal waste landfill facilities. In certain cases, the failure of some states to adopt the federal requirements may increase costs to meet inconsistent federal and state laws applicable to the same facility. The Company does not believe that continued compliance with the more stringent minimum requirements will have a material adverse effect on the Company's operations. See also "RCRA" and "Superfund" below for additional regulatory information.

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

HAZARDOUS WASTE

  WMNA and CWM are required to obtain federal, state, local and foreign governmental permits for their chemical waste treatment, storage and disposal facilities. Such permits are difficult to obtain, and in most instances extensive geological studies, tests and public hearings are required before permits may be issued. WMNA's and CWM's chemical waste treatment, storage and disposal facilities are also subject to siting, zoning and land use restrictions, as well as to regulations (including certain requirements pursuant to federal statutes) which may govern operating procedures and water and air pollution, among other matters. In particular, WMNA's and CWM's operations in the United States are subject to the Safe Drinking Water Act (which regulates deep well injection), TSCA (pursuant to which the EPA has promulgated regulations concerning the disposal of PCBs), the Clean Water Act (which regulates the discharge of pollutants into surface waters and sewers by municipal, industrial and other sources) and the Clean Air Act (which regulates emissions into the air of certain potentially harmful substances). In their transportation operations, WMNA and CWM are subject to the jurisdiction of the Interstate Commerce Commission and regulated by the DOT and by regulatory agencies in each state. Employee safety and health standards under OSHA are also applicable.

  All of WMNA's and CWM's chemical waste treatment or disposal facilities in the United States have been issued permits under RCRA. The regulations governing issuance of permits contain detailed standards for hazardous waste facilities on matters such as construction, waste analysis, security, inspections, training, preparedness and prevention, emergency procedures, reporting and recordkeeping, closure and post-closure monitoring and maintenance. Once issued, a final permit has a maximum fixed term of 10 years, and such permits for land disposal facilities are required to be reviewed five years from the date of issuance. The issuing agency (either the EPA or an authorized state) may review or modify a permit at any time during its term.

  The Company believes that WMNA and CWM maintain each of their operating treatment, storage or disposal facilities in substantial compliance with the applicable requirements promulgated pursuant to RCRA. It is possible, however, that the issuance or renewal of a permit could be made conditional upon the initiation or completion of modifications or corrective actions at facilities, which might involve substantial additional capital expenditures on the part of WMNA or CWM. Although the Company is informed that WMNA and CWM anticipate the reauthorization of each permit at the end of its term if the facility's operations are in compliance with applicable requirements, there can be no assurance that such will be the case.

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

TRASH-TO-ENERGY AND RELATED SERVICES

  WTI's business activities are subject to environmental regulation under federal, state and local laws and regulations, including the Clean Air Act, the Clean Water Act and RCRA. The Company believes that WTI's business is conducted in an environmentally responsible manner in material compliance with applicable laws and regulations. The Company does not anticipate that WTI's maintaining compliance with current requirements will result in any material decrease in earnings. There can be no assurance, however, that such requirements will not change so as to require significant additional expenditures. In particular, within the next several years, the air pollution control systems at certain trash-to-energy facilities owned or leased by WTI most likely will be required to be modified to comply with more stringent air pollution control standards adopted by the EPA in December 1995 for municipal waste combusters. The compliance dates will vary by facility, but all affected facilities most likely will be required to be in compliance with the standards by the end of the year 2000. Currently available technologies are adequate to meet the new standards. Although the total expenditures required for such modifications are estimated to be $180 million to $220 million, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements generally allow WTI to recover from customers the majority of incremental capital and operating costs. Customer shares of capital and financing costs are typically recovered over the remaining life of the waste supply agreements, and pro rata operating costs are recovered in the period incurred. There can be no assurance, however, that in such event WTI would be able to recover, for each project, all such increased costs from its customers. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws, and enforcement policies thereunder, could affect the manner in which WTI operates its projects and conducts its business, including the handling, processing or disposal of the wastes, by-products and residues generated thereby.

  Also, in May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically involve a local government specifying a jurisdictional disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld non-regulatory means by which municipalities may effectively control the flow of municipal solid waste. In addition, federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. There can be no assurance that such alternatives to regulatory flow control will in every case be found lawful or that such legislation will be enacted into law.

  WTI's Gloucester County, New Jersey facility has historically relied on a disposal franchise for substantially all of its supply of municipal solid waste. On May 1, 1997, the Third Circuit Court of Appeals (the "Third Circuit") permanently enjoined the State of New Jersey from enforcing its franchise system as a form of unconstitutional solid waste flow control, but stayed the injunction for so long as any appeals were pending. On November 10, 1997, the United States Supreme Court announced its decision not to review the Third Circuit decision, thereby ending the stay and, effectively, the facility's disposal franchise. The State had continued to enforce flow control during the stay period. In response, the Gloucester facility has lowered its prices and solicited new customers.

  Under the reimbursement agreement between the project company that owns the Gloucester facility and the bank that provides credit support to the project, the termination of the waste franchise constitutes an event of default. WTI and the credit support bank are presently discussing the consequences of these developments.

  The New Jersey legislature has been considering various legislative solutions, including a bill that provides for the payment and recovery of bonded indebtedness incurred by counties, public authorities and certain qualified private vendors in reliance on the state's franchise system. The Company currently believes that, through either legislative action or a project recapitalization, the Gloucester project can be restructured to operate profitably, albeit at reduced levels, in the absence of regulatory flow control.

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

  WTI's energy facilities are also subject to the provisions of various energy-related laws and regulations, including the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The ability of WTI's trash-to-energy and small power production facilities to sell power to electric utilities on advantageous terms and conditions and to avoid burdensome public utility regulation has historically depended, in part, upon the applicability of certain provisions of PURPA, which generally exempts WTI from state and federal regulatory control over electricity prices charged by, and the finances of, WTI and its energy-producing subsidiaries. As state legislatures and the United States Congress have accelerated their consideration of the manner in which economic efficiencies can be gained by deregulating the electric generation industry, utilities and others have taken the position that power sales agreements entered into pursuant to PURPA which provide for rates in excess of current market rates should be voidable as "stranded assets." WTI's power production facilities are qualifying facilities under PURPA and depend on the sanctity of their power sales agreements for their economic viability. Although a repeal or modification of PURPA is possible within the next two years, WTI believes that federal law offers strong protection to the PURPA contracts and recent state and federal agency and court decisions have unanimously upheld the inviolate nature of these contracts. In addition, state legislative actions to date have not attempted to abrogate these contracts. While there is some risk that future utility restructurings, court decisions and/or legislative or administrative action in this area could have an adverse effect on the business of WTI, in light of recent developments, WTI currently believes such risk is remote. The operations of WTI's existing trash-to-energy and other small power production facilities business are not currently expected to be materially and adversely affected if the various benefits of PURPA are repealed or substantially reduced on a prospective basis.

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

  The EPA from time to time considers fundamental changes to its regulations under RCRA that could facilitate exemptions from hazardous waste management requirements, including policies and regulations that could implement the following changes: redefine the criteria for determining whether wastes are hazardous; prescribe treatment levels which, if achieved, could render wastes non-hazardous; encourage further recycling and waste minimization; reduce treatment requirements for certain wastes to encourage alternatives to incineration; establish new operating standards for combustion technologies; and indirectly encourage on-site remediation. To the extent such changes are adopted, they can be expected to adversely affect the demand for the Company's chemical waste management services. In this regard, the EPA has recently proposed regulations which would have the effect of reducing the volume of waste classified as hazardous for RCRA regulatory purposes. See "Regulation--General--Waste Management Services--Hazardous Waste."

  In addition to the foregoing provisions, RCRA regulations require the Company to demonstrate financial responsibility for possible bodily injury and property damage to third parties caused by both sudden and nonsudden accidental occurrences. See "Insurance." Also, RCRA regulations require the Company to provide financial assurance that funds will be available when needed for closure and post-closure care at its waste treatment, storage and disposal facilities, the costs of which could be substantial. Such regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test and a guarantee by a parent corporation. Under RCRA regulations, a company must pay the closure costs for a waste treatment, storage or disposal facility owned by it upon the closure of the facility and thereafter pay post-closure care costs. If such a facility is closed prior to its originally anticipated time, it is unlikely that sufficient funds or reserves will have been accrued over the life of the facility to provide for such costs, and the owner of the facility could suffer a material adverse impact as a result. Consequently, it may be difficult to close such facilities to reduce operating costs at times when, as is currently the case in the hazardous waste services industry, excess treatment, storage or disposal capacity exists.

SUPERFUND

  Superfund provides for EPA-coordinated response and removal actions to releases of hazardous substances into the environment, and authorizes the federal government either to clean up facilities at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Superfund assigns liability for these response and other related costs to parties involved in the generation, transfer and disposal of such hazardous substances. Superfund has been interpreted as creating strict, joint and several liability for costs of removal and remediation, other necessary response costs and damage to natural resources. Liability extends to owners and operators of waste disposal facilities (and waste transportation vehicles) from which a release occurs, persons who owned or operated such facilities at the time the hazardous substances were disposed, persons who arranged for disposal or treatment of a hazardous substance at or transportation of a hazardous substance to such a facility, and waste transporters who selected such facilities for treatment or disposal of hazardous substances. Liability may be trebled if the responsible party fails to perform a removal or remedial action ordered under the law. For additional information concerning potential Superfund liability, see "Legal Proceedings."

  Superfund created a revolving fund to be used by the federal government to pay for the cleanup efforts. For the federal government's 1997 fiscal year, a maximum of approximately $1.4 billion of Superfund spending was authorized. The federal government has also approved approximately the same amount of 1998 Superfund spending authorization.

  The U. S. Congress is expected to consider reauthorization and revision of the Superfund statute in 1998. In addition to possible changes in the statute's funding mechanisms and provisions for allocating cleanup responsibility, it is possible that Congress also will fundamentally alter the statute's provisions governing the selection of appropriate site cleanup remedies. For example, Congress may consider whether to continue Superfund's current reliance on stringent technology standards issued under other statutes (such as RCRA) to govern removal and treatment of remediation wastes or to adopt new approaches such as national or site-specific risk based standards. This and other potential policy changes could significantly affect the stringency and extent of site remediation, the types of remediation techniques that will be employed, and the degree to which permitted hazardous waste management facilities will be used for remediation wastes. In addition, Congress may consider revision of the liability imposed by the Superfund law for remediation of contamination caused prior to a party's acquisition of a contaminated site, which could reduce the remediation obligations of the Company and others who currently are jointly and severally liable for remediation obligations under Superfund.

INTERNATIONAL WASTE MANAGEMENT AND RELATED SERVICES

  WM International's operations are subject to the general business, liability, land-use planning and other environmental laws and regulations of the countries where the services are performed and, in Europe, to European Union ("EU") regulations and directives. The degree of local enforcement of applicable laws and regulations varies substantially between, and even within, the various countries in which WM International operates. In addition to the statutes and regulations imposed by national, state or provincial, and municipal or other local authorities, many of the countries in which WM International operates are members of the EU. The EU has issued and continues to issue environmental directives and regulations covering a broad range of environmental matters and has created a European Environmental Agency responsible for monitoring and collating member state environmental data. The Single European Act, passed in 1987, established three fundamental principles to guide the development of future EU environmental law: (i) the need for preventative action; (ii) the correction of environmental problems at the source; and (iii) the polluter's liability for environmental damage.

  The Treaty on European Union, signed in December 1991, came into force in November 1993. Revised in Amsterdam in June 1997, the Treaty now regards "sustainable development" as a key component of EU policy-making and requires that environmental protection be integrated into the definition and application of all EU laws.

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

  The Company believes that WM International's business is conducted in material compliance with applicable laws and regulations and does not anticipate that maintaining such compliance will adversely affect the Company's financial position. There can be no assurance, however, that such requirements will not change so as to require significant additional expenditures or operating costs.

COMPETITION

  WMNA encounters intense competition, primarily in the pricing and rendering of services, from various sources in all phases of its waste management and related operations. In the solid waste collection phase, competition is encountered, for the most part, from national, regional and local collection companies as well as from municipalities and counties (which, through use of tax revenues, may be able to provide such services at lower direct charges to the customer than can WMNA) and some large commercial and industrial companies which handle their own waste collection. In the solid waste transfer, resource recovery and disposal phases of its operations, competition is encountered primarily from municipalities, counties, local governmental agencies, other national or regional waste management companies and certain large corporations not primarily involved in the solid waste management services business. The Company also encounters intense competition in pricing and rendering of services in its portable sanitation service business, and the on-site industrial cleaning services business of Rust managed by WMNA, from numerous large and small competitors. In addition, Rust's program and facilities management business encounters intense competition, primarily in pricing, quality and reliability of services, from various sources in all aspects of its business.

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

  WM International encounters intense competition from local companies and governmental entities in particular countries, as well as from major international companies. Pricing, quality of service and type of equipment utilized are the primary methods of competition for collection services, and proximity of suitable treatment or disposal facilities, technical expertise, price, quality and reliability of services are the primary methods of competition for treatment and disposal services.

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

  Pursuant to the First Amended and Restated International Business Opportunities Agreement, dated January 1, 1993, by and among CWM, WTI, Waste Management International, Inc., WM International, Rust and the Company (as amended, the "IBOA"), each of CWM, WTI, Rust and the Company has agreed that, until the later of July 1, 2000 or the date on which the Company ceases to beneficially own a majority of the outstanding voting equity interests of such subsidiary or ceases to beneficially own a majority of the outstanding voting equity interests of WM International, and in each case no longer has an option to obtain such ownership, such subsidiary or the Company will not engage (except through WM International) in waste management services; design, development, construction and operation of trash-to-energy facilities in Italy or Germany; collection, storage, processing, treatment or disposal of hazardous wastes (including hazardous substance remediation services); or design, engineering and construction (where the customer is seeking third-party operation), operation and maintenance of water, wastewater and sewage treatment facilities (including facilities for treating hazardous waste streams whether or not the customer is seeking third-party operation) outside North America (i.e., the United States, its territories and possessions, Canada and Mexico) (the "WM International Allocated Activities"), except with respect to licensing of technology and minor interests of CWM, WTI or Rust in publicly held entities. WTI may engage outside North America in the design, engineering, construction, operation and maintenance of chimneys and air pollution control facilities (the "WTI Allocated Activities"). Rust may engage outside North America in activities relating to industrial facility and power plant maintenance services (the "Rust Allocated Activities"). Sales by the Company of recyclables, licensing of technology and minor investments by the Company in publicly held entities are also permitted activities of the Company outside North America. WM International has agreed that for the same time periods as are applicable to CWM, WTI, Rust and the Company above in this paragraph, it will not engage in North America in the type of activities included within the WM International Allocated Activities outside North America and will not engage in the WTI Allocated Activities or the Rust Allocated Activities. Businesses or assets acquired by a party to the IBOA which are in the domain of another party thereto (according to the allocations described above) must be offered for sale to the other party at fair market value.

  In addition, WTI and WM International have entered into an agreement whereby WTI will have primary responsibility for the early-stage development of trash-to-energy projects outside North America (except in Italy and Germany) and WM International will have the right to acquire up to 49% of all equity of any such project available to WM International, WTI and their affiliates, with WTI or other investors owning the balance. This arrangement is non-cancelable by WTI or WM International without the other's consent prior to 2000. If the arrangement is canceled, the right to develop trash-to-energy projects reverts to being part of the WM International Allocated Activities.

  By agreement among the parties, the Company is responsible for determining business allocations among CWM, WTI, Rust, the Company and WM International which are not controlled by the allocations set forth in the preceding two paragraphs. In this connection CWM, WTI, Rust, the Company and WM International have agreed that in order to minimize the potential for conflicts of interest among various subsidiaries under the common control of the Company and for so long as the Company shall have beneficial ownership of a majority of the outstanding voting equity interests of such subsidiary (or an option to obtain such ownership), the Company has the right to direct future business opportunities to the Company or the Company-controlled subsidiary which, in the Company's reasonable and good faith judgment, has the most experience and expertise in that line of business, provided that the Company may not allocate a business opportunity to a particular subsidiary if such business opportunity would involve the subsidiary in a breach of its agreement not to compete as described in the immediately preceding paragraphs. Opportunities outside North America relating to the provision of future waste management services are generally to be allocated to WM International, except that opportunities outside North America relating to the WTI Allocated Activities and the Rust Allocated Activities are generally to be allocated to WTI and Rust, as the case may be. No party is liable for consequential damages, except for lost profits, for any breach of the IBOA.

  In addition, in connection with the transfer by Rust of its hazardous and radioactive substance remediation business in 1995 and its scaffolding rental and erection business in 1996, the Company and Rust agreed with the respective purchasers not to engage in providing those services in North America prior to 2002 (in the case of the remediation business) and 2001 (in the case of the scaffolding business). In connection with WTI's sale of its water process, manufacturing and custom engineering business, the Company and WTI agreed with the purchaser not to engage in such business in the United States or any other country in which WTI conducted such business at the time of sale until 2001.

INSURANCE

  While the Company believes it operates professionally and prudently, its business exposes it to various risks, including, for example, the potential for harmful substances escaping into the environment and causing damage or injuries, the cost of which could be substantial. The Company currently maintains liability insurance coverage for occurrences under various environmental impairment, primary casualty and excess liability insurance policies.

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

EMPLOYEES

  The Company and its subsidiaries employ a total of approximately 58,900 persons in their worldwide continuing operations. Of this number, the Company employs approximately 37,200 persons in its North

American solid and hazardous waste management services operations (excluding employees of the Rust on-site industrial cleaning services business operated by WMNA). Of this total, approximately 27,600 persons are employed in solid and hazardous waste collection, transfer, resource recovery and disposal activities, and approximately 9,600 in managerial, executive, sales, clerical, data processing and other solid waste and related activities.

  As of December 31, 1997, WM International employed approximately 14,600 persons. Of this number, approximately 10,400 persons were employed in its collection services operations, 2,300 in its treatment and disposal services operations and 1,900 in administrative functions.

  As of December 31, 1997, WTI had approximately 1,900 full-time employees in its continuing operations.

  Rust employed approximately 5,200 persons at December 31, 1997 in the on-site industrial cleaning services business managed by WMNA and Rust's program and facilities management services business.

ACQUISITIONS AND DISPOSITIONS

  Since August 1971, the Company has acquired a number of companies, and certain assets of other companies, engaged in various phases of the environmental services industry. See Note 5 to the Company's Consolidated Financial Statements set forth below in Item 8. The amounts and types of consideration generally have been determined by direct negotiations with the owners of the businesses acquired. In most instances, the owners of the acquired businesses were few in number, and often certain key former owners have continued to operate the businesses following acquisition by the Company. During 1997, the Company continued to acquire additional operations in the waste management services industry, purchasing 45 businesses for an aggregate of $51.4 million in cash and notes, assumed debt of $17.6 million, and approximately 122,000 shares of the Company's common stock.

  Acquisitions have historically contributed significantly to the Company's growth. However, in recent years the Company's acquisition activity relative to the size of its revenue base has significantly decreased, and the Company has disposed of significant amounts of non-waste management services businesses and assets, as well as underperforming or poorly positioned waste management services businesses. As it focuses on its core waste management services business, the Company intends to continue engaging in such dispositions. The Company's growth prospects may be affected by the decision to engage in such dispositions and by the availability of additional business acquisitions at reasonable prices and the Company's ability to finance such acquisitions. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" set forth below in Item 7 for a discussion of capital expenditures by the Company, including acquisitions. Other well-capitalized companies also compete intensely for businesses available to be acquired.

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

  In June 1996, the Company announced plans to divest $1.0 billion of non-core assets and non-integrated businesses by the end of 1998. In February 1997, the Company announced plans to divest an additional $1.5 billion of such investments by the end of 1999. As a result of these divestiture programs, the Company and its subsidiaries have sold the following businesses and investments: Rust sold its North American engineering and construction business and its industrial scaffolding businesses in 1996; WTI sold its water process, manufacturing and custom-engineered systems businesses in 1996; WM International entered into an agreement in 1996 to sell its investment in Wessex Water Plc (which transaction closed in 1997); the Company sold its approximately 20% interest in ServiceMaster L.P. ("ServiceMaster") to ServiceMaster for approximately $626 million in 1997; WTI sold its remaining water services business to U.S. Filter for 2.3 million registered shares of U.S. Filter, valued at approximately $64 million, in 1997; WM International sold substantially all of its operations in France and Spain in 1997 and entered into an agreement to sell its Hamm, Germany waste-to-energy facility in 1997 (which transaction closed in 1998); and the Company sold certain of its North American solid waste operations. The Company's plans also include the sale by Rust of its remaining domestic and international engineering and consulting business and the sale or joint venturing of the WM International business in Austria.

  In connection with the Merger Agreement with USA Waste, the Company may be required to dispose of certain of its waste management businesses and assets. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition--Financial Condition" set forth below in Item 7.

  For a more detailed discussion of the Company's recent acquisitions and dispositions, see "Management's Discussion and Analysis of Results of Operations and Financial Condition--Results of Operations" set forth below in
Item 7, and Note 5 to the Company's Consolidated Financial Statements which are set forth below in Item 8.

ITEM 2. PROPERTIES.

  The principal property and equipment of the Company consists of land (primarily disposal sites), buildings and waste treatment or processing facilities (other than disposal sites), and vehicles and equipment, which as of December 31, 1997 represented approximately 14%, 7% and 33%, respectively, of the Company's total consolidated assets. The Company believes that its vehicles, equipment and operating properties are well maintained and suitable for its current operations. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" set forth below in Item 7 for a discussion of property and equipment expenditures by the Company for the last four years and the capital budget for 1998. The Company's subsidiaries lease numerous office and operating facilities throughout the world. For the year ended December 31, 1997, aggregate annual rental payments on real estate leased by the Company and its subsidiaries approximated $111.4 million.

  The principal fixed assets of WMNA consist of vehicles and equipment (which include, among other items, approximately 19,900 collection and transfer vehicles, 1.5 million containers and 24,600 stationary compactors in the United States and Canada). WMNA owns or leases real property in most states in which it is doing business. At December 31, 1997, 101 solid waste disposal facilities, aggregating approximately 65,440 total acres, including approximately 16,170 permitted acres, were owned by WMNA in the United States and Canada and 29 facilities, aggregating approximately 13,560 total acres, including approximately 6,035 permitted acres, were leased from parties not affiliated with WMNA under leases expiring from 1998 to 2085. At December 31, 1997, the Company owned or leased in the United States a total of seven treatment, storage or disposal facilities. At such date, the Company's seven United States chemical waste facilities with secure land disposal sites aggregated approximately 7,870 acres, including approximately 1,475 permitted acres.

  The principal property and equipment of WM International consist of land (primarily disposal sites) and vehicles and equipment, which as of December 31, 1997 represented approximately 9.3% and 20.4%, respectively, of WM International's assets. The principal fixed assets utilized in WM International's collection services operations at December 31, 1997, consisted of vehicles and equipment (which included, among other items, approximately 6,700 collection, transportation, and other route vehicles and approximately 260 pieces of landfill and other heavy equipment), and approximately 310,000 containers, including approximately 3,300 stationary compactors. In addition, WM International owns approximately 730 pieces of hazardous waste equipment, consisting predominately of containers and collection vehicles.

  WTI currently owns, operates or leases 16 trash-to-energy facilities (which facilities are capable of processing up to 23,750 tons of solid waste per day), eight cogeneration and small power production facilities, two coal handling facilities, biosolids drying, pelletizing and composting facilities, and various other office and warehouse facilities. Facilities leased or operated (but not owned) by WTI are under leases or agreements having terms expiring from the years 1998 to 2020, subject to renewal options in certain cases.

ITEM 3. LEGAL PROCEEDINGS.

  The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. Subject to the discussion set forth below concerning the New Milford, Connecticut landfill, which is owned and operated by a wholly owned subsidiary of the Company, the Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

  The Company or certain of its subsidiaries have been identified as potentially responsible parties in a number of governmental investigations and actions relating to waste disposal facilities which may be subject to remedial action under Superfund. The majority of these proceedings are based on allegations that certain subsidiaries of the Company (or their predecessors) transported hazardous substances to the sites in question, often prior to acquisition of such subsidiaries by the Company. Such proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial.

  As of December 31, 1997, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 89 locations listed on the Superfund National Priority List ("NPL"). Of the 89 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially sited by others as land disposal facilities. At each of the 17 owned facilities, the Company is working in conjunction with the government to characterize or to remediate identified site problems. In addition, at these 17 facilities the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 72 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain.

  The Company periodically reviews its role, if any, with respect to each such site, giving consideration to the nature of the Company's alleged connection to the location (e.g., owner, operator, transporter or generator), the extent of the Company's alleged connection to the location (e.g., amount and nature of waste hauled to the location, number of years of site operation by the Company or other relevant factors), the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties at the location, and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, a provision is made in the Company's financial statements for the Company's best estimate of the liability based on management's judgment and experience, information available from regulatory agencies and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of a specific site, as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company provides for the minimum amount within the range, in accordance with generally accepted accounting principles. Amounts recorded are discounted where appropriate. Sites subject to state action under state laws similar to the federal Superfund statute are treated by the Company in the same way as NPL sites.

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

  A Company subsidiary has been involved in litigation challenging a municipal zoning ordinance which restricted the height of its New Milford, Connecticut, landfill to a level below that allowed by the permit previously issued by the Connecticut Department of Environmental Protection ("DEP"). Although a lower Court had declared the zoning ordinance's height limitation unconstitutional, during 1995 the Connecticut Supreme Court reversed this ruling and remanded the case for further proceedings in the Superior Court. In November 1995, the Superior Court ordered the subsidiary to apply for all governmental permits needed to remove all waste above the height allowed by the zoning ordinance, and the Connecticut Supreme Court has upheld that ruling. The Company is complying with the order of the Superior Court while also seeking an alternative resolution to this matter. The Company is unable to predict the outcome of this matter at this time. Depending upon the nature of any plan eventually approved by applicable regulatory authorities for removing the waste, the actual volume of waste to be moved, and other currently unforseeable factors, the subsidiary could incur costs which would have a material adverse impact on the Company's results of operations in one or more future periods.

  The Company has brought suit against a substantial number of insurance carriers in an action entitled Waste Management, Inc. et al. v. The Admiral Insurance Company, et al. pending in the Superior Court in Hudson County, New Jersey. In this action the Company is seeking a declaratory judgment that environmental liabilities asserted against the Company or its subsidiaries, or that may be asserted in the future, are covered by insurance policies purchased by the Company or its subsidiaries. The Company is also seeking to recover defense costs and other damages incurred as a result of the assertion of environmental liabilities against the Company or its subsidiaries for events occurring over at least the last 25 years at approximately 140 sites and the defendant insurance carriers' denial of coverage of such liabilities. While the Company has reached settlements with some of the carriers, the remaining defendants have denied liability to the Company and have asserted various defenses, including that environmental liabilities of the type for which the Company is seeking relief are not risks covered by the insurance policies in question. The remaining defendants are contesting these claims vigorously. Discovery is nearly complete as to the 12 sites in the first phase of the case and discovery is expected to continue for several years as to the remaining sites. Currently, trial dates have not been set. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's financial statements for potential recoveries.

  Several purported class action lawsuits and one purported derivative lawsuit seeking injunctive relief and unspecified money damages were filed in the Chancery Court in and for New Castle County, Delaware against the Company, WTI, and individual directors of WTI in connection with the June 20, 1997 proposal by the Company to acquire all of the shares of WTI common stock which the Company does not own. The Company has agreed to a merger in which WTI's stockholders would receive $16.50 in cash per share of WTI's common stock. See "Business--General" above. The lawsuits allege, among other things, that the defendants have breached fiduciary duties to WTI's minority stockholders because the merger consideration contemplated by the proposal was inadequate and unfair. In addition, the purported derivative lawsuit alleges that the proposal was part of a plan to misappropriate WTI's corporate opportunity to repurchase its own shares. The Company believes that its actions and those of WTI and its Board of Directors in connection with the proposal have been in accordance with Delaware law. Accordingly, the Company intends to contest these lawsuits vigorously.

  In November and December 1997, several alleged purchasers of the Company's stock brought purported class action lawsuits against the Company and several of its current and former officers in the United States District Court for the Northern District of Illinois. Each of the lawsuits asserts that the defendants violated the federal securities laws by issuing allegedly false and misleading statements in 1996 and 1997 about the Company's financial condition. Among other things, the plaintiffs allege that the Company employed accounting practices that were improper and that caused its publicly filed financial statements to be materially false and misleading. The lawsuits demand, among other relief, unspecified monetary damages, attorneys' fees and the costs of conducting the litigation. The Company intends to defend itself vigorously in this litigation. In January 1998, the 14 purported class actions were consolidated before one judge in the Northern District of Illinois. Plaintiffs have until May 1998 to file a consolidated amended complaint. It is not possible at this time to predict the impact this litigation may have on the Company, although it is reasonably possible that the outcome may have a materially adverse impact on its financial condition or results of operations in one or more future periods.

  The Company is also aware that the Securities and Exchange Commission has commenced a formal investigation with respect to the Company's previously filed financial statements and related accounting policies, procedures and system of internal controls. The Company intends to cooperate with such investigation. The Company is unable to predict the outcome or impact of this investigation at this time.

  A lawsuit by an alleged Company stockholder purporting to represent a class of the Company's stockholders has been filed in the Chancery Court in and for New Castle County, Delaware (although the Company has not yet been served) against the Company and members of its Board of Directors alleging breaches of fiduciary duty by the defendants in connection with the Merger with USA Waste. The lawsuit seeks, among other things, to have the Merger enjoined and to recover unspecified damages. The Company believes the suit to be without merit and intends to contest it vigorously.

  The Company and certain of its subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of their business. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, the Company believes that these matters will not have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to the Company's security holders during the fourth quarter of 1997.

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

                                                       1996
                                                     QUARTERLY           CASH
                                                      SUMMARY          DIVIDENDS
                                                     ------------      DECLARED
                                                     HIGH    LOW       PER SHARE
                                                     ----    ----      ---------
      First......................................... $32 1/8 $27 3/4     $.15
      Second........................................  36 1/8  31 5/8      .16
      Third.........................................  33 1/4  28 5/8      .16
      Fourth........................................  36 5/8  32 1/8      .16
                                                       1997
                                                     QUARTERLY           CASH
                                                      SUMMARY          DIVIDENDS
                                                     ------------      DECLARED
                                                     HIGH    LOW       PER SHARE
                                                     ----    ----      ---------
      First......................................... $37 1/2 $30 1/8     $.16
      Second........................................  34 1/4   28         .17
      Third.........................................  35 3/8  29 1/4      .17
      Fourth........................................   35     21 15/16    .17

  At March 1, 1998, the Company had approximately 45,000 stockholders of record.

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

  In February 1997, the Company's Board of Directors approved a new repurchase program to replace the program approved in December 1995. Under the new program, the Company is authorized to purchase during 1997 and 1998 up to 50 million shares of its common stock in the open market, in privately negotiated transactions or through issuer tender offers. The Company repurchased 30 million shares through a "Dutch auction" tender offer in the second quarter of 1997 but did not repurchase any other shares that year. The Company does not expect to conduct any repurchases in 1998.

  During 1994, 1995, 1996 and 1997, the Company sold put options on 42.3 million shares of its common stock in conjunction with the repurchase program. The put options gave the holders the right at maturity to require the Company to repurchase its shares at specified prices. In the event the options were exercised, the Company could elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares, in lieu of repurchasing the stock. For information concerning the exercise or expiration of these put options and related information, see "Management's Discussion and Analysis of Results of Operations and Financial Condition-- Financial Condition" set forth below in Item 7.

  The Company's ability to pay dividends is restricted under a credit agreement; however, so long as no event of default has occurred and is continuing, the Company is permitted to pay regularly scheduled dividends in amounts not to exceed $100 million in any calendar quarter. However, the Merger Agreement with USA Waste limits the Company to current dividends of $0.17 per share, or approximately $77.35 million per quarter.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected consolidated financial information for each of the six years in the period ended December 31, 1997 is derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, whose report is included herein. The information below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" set forth below in Item 7 and the Company's Consolidated Financial Statements, and the related Notes, and the other financial information set forth below in Item 8.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED SELECTED FINANCIAL DATA

                   FOR THE SIX YEARS ENDED DECEMBER 31, 1997
                   (000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                                                  RESTATED
                         ---------------------------------------------------------------
                            1992         1993         1994         1995         1996          1997
                         -----------  -----------  -----------  -----------  -----------  ------------
Revenue................. $ 8,661,027  $ 7,827,280  $ 8,537,883  $ 9,100,225  $ 9,225,636  $  9,188,582
                         -----------  -----------  -----------  -----------  -----------  ------------
Costs and expense....... $ 7,216,101  $ 6,560,716  $ 7,090,342  $ 7,606,679  $ 7,756,225  $  8,324,613
Asset impairment loss...      20,437       29,009       33,970       53,772       64,729     1,480,262
Special charges.........     219,900      524,767           --      335,587      370,735       145,990
Gains from stock
 transactions of
 subsidiaries and
 exchange of
 Exchangeable LYONs.....    (374,755)     (15,109)          --           --           --            --
Other expenses, net.....     322,542      175,729      299,423      232,540      373,480       291,390
                         -----------  -----------  -----------  -----------  -----------  ------------
Income (loss) from
 continuing operations
 before income taxes.... $ 1,256,802  $   552,168  $ 1,114,148  $   871,647  $   660,467  $ (1,053,673)
Provision for income
 taxes..................     455,377      283,347      512,683      451,741      436,473       215,667
                         -----------  -----------  -----------  -----------  -----------  ------------
Income (loss) from
 continuing operations.. $   801,425  $   268,821  $   601,465  $   419,906  $   223,994  $ (1,269,340)
Income (loss) from
 discontinued
 operations.............          --       19,886       27,324        4,863     (263,301)       95,688
Extraordinary items.....          --           --           --           --           --          (516)
Accounting changes......     (61,739)          --       (1,281)     (84,672)          --        (1,936)
                         -----------  -----------  -----------  -----------  -----------  ------------
Net income (loss)....... $   739,686  $   288,707  $   627,508  $   340,097  $   (39,307) $ (1,176,104)
                         ===========  ===========  ===========  ===========  ===========  ============
Average common shares
 outstanding............     492,534      484,885      483,748      485,346      489,171       466,601
                         ===========  ===========  ===========  ===========  ===========  ============
Basic earnings (loss)
 per share:
 Continuing operations.. $      1.62  $      0.55  $      1.24  $      0.86  $      0.46  $      (2.72)
 Discontinued
  operations............          --         0.05         0.06         0.01        (0.54)         0.20
 Extraordinary item.....          --           --           --           --           --            --
 Accounting changes.....       (0.12)          --           --        (0.17)          --            --
                         -----------  -----------  -----------  -----------  -----------  ------------
   Net income (loss).... $      1.50  $      0.60  $      1.30  $      0.70  $     (0.08) $      (2.52)
                         ===========  ===========  ===========  ===========  ===========  ============
Diluted earnings (loss)
 per share:
 Continuing operations.. $      1.62  $      0.55  $      1.24  $      0.86  $      0.46  $      (2.72)
 Discontinued
  operations............          --         0.04         0.06         0.01        (0.54)         0.20
 Extraordinary item.....          --           --           --           --           --            --
 Accounting changes.....       (0.12)          --           --        (0.17)          --            --
                         -----------  -----------  -----------  -----------  -----------  ------------
   Net income (loss).... $      1.50  $      0.59  $      1.30  $      0.70  $     (0.08) $      (2.52)
                         ===========  ===========  ===========  ===========  ===========  ============
Dividends per share..... $      0.50  $      0.58  $      0.60  $      0.60  $      0.63  $       0.67
                         ===========  ===========  ===========  ===========  ===========  ============
Ratio of earnings to
 fixed charges..........   4.67 to 1    2.11 to 1    3.13 to 1    2.61 to 1    2.15 to 1           N/A
                         ===========  ===========  ===========  ===========  ===========  ============
December 31,
 Property and
  equipment, net........ $ 7,510,836  $ 8,180,905  $ 8,559,526  $ 8,815,839  $ 8,798,400  $  7,254,149
                         ===========  ===========  ===========  ===========  ===========  ============
 Total assets........... $13,944,385  $15,716,369  $16,444,947  $17,457,159  $17,083,577  $ 13,589,098
                         ===========  ===========  ===========  ===========  ===========  ============
 Long-term debt......... $ 4,312,511  $ 6,143,685  $ 6,024,478  $ 6,390,041  $ 6,971,607  $  5,078,557
                         ===========  ===========  ===========  ===========  ===========  ============
 Stockholders' equity... $ 4,014,490  $ 3,682,143  $ 3,907,150  $ 4,042,646  $ 3,741,761  $  1,345,652
                         ===========  ===========  ===========  ===========  ===========  ============

--------
Notes:
 (1) As a result of a comprehensive review begun in the third quarter of 1997, the Company determined that certain items of expense were incorrectly reported in previously issued financial statements. The Company has accordingly restated its financial results for the years 1992 through 1996. Stockholders' equity, at December 31, 1991, was restated from $4,133.1 million to $3,934.5 million. (See Note 2 to Consolidated Financial Statements).
 (2) The Company recorded an asset impairment loss in 1997, and restated prior year financial statements to retroactively recognize impairment losses in earlier years. See Note 16 to Consolidated Financial Statements.
 (3) The results for 1992 include a non-taxable gain of $351.1 million (before minority interest) resulting from the initial public offering of Waste Management International plc ("WM International"), less $80.6 million of related exit costs, primarily to write down international assets not included in WM International, as well as special charges of $219.9 million (before tax and minority interest) primarily related to writedowns of the Company's medical waste business, Chemical Waste Management Inc. ("CWM") incinerators in Chicago, Illinois, and Tijuana, Mexico, a former subsidiary's investment in its asbestos abatement business, and certain costs incurred by the former subsidiary and CWM related to the formation of Rust International Inc. ("Rust").
 (4) The results for 1993 include a non-taxable gain of $15.1 million (before minority interest), relating to the issuance of shares by Rust, as well as a special asset revaluation and restructuring charge of $524.8 million (before tax and minority interest) recorded by CWM related primarily to a revaluation of its thermal treatment business, and a provision of approximately $14 million to adjust deferred income taxes resulting from the 1993 tax law change.
 (5) The results for 1995 include a special charge of $140.6 million (before tax) recorded by CWM, primarily to write off its investment in facilities and technologies that it abandoned because they do not meet customer service or performance objectives, and a special charge of $194.6 million (before tax and minority interest) recorded by WM International relating to actions it had decided to take to sell or otherwise dispose of non-core businesses and investments, as well as core businesses and investments in low potential markets, abandon certain hazardous waste treatment and processing technologies, and streamline its country management organization.
 (6) In 1995, the Rust Board of Directors approved a plan to sell or otherwise discontinue Rust's process engineering, construction, specialty contracting and similar lines of business. During 1996, the sale of the industrial process engineering and construction business, based in Birmingham, Alabama, was completed. In 1996, Wheelabrator Technologies Inc. ("WTI") sold its water process systems and equipment manufacturing businesses, and Rust sold its industrial scaffolding business. WTI entered into an agreement to sell its water and wastewater facility operations and privatization business and Rust began implementing plans to exit its remaining domestic and international engineering and consulting business. These businesses were classified as discontinued operations in the financial statements. The Rust disposition was not completed within one year, and accordingly in 1997 this business has been reclassified back into continuing operations, as operations held for sale, in accordance with generally accepted accounting principles. The unused portion ($87.0 million) of the previously recorded provision for loss on disposal was reversed in discontinued operations, and an impairment loss provision of $122.2 million was recognized in continuing operations.
 (7) The results for 1996 include special charges of $47.1 million (before tax and minority interest) related to WM International's sale of its investment in Wessex Water Plc and a charge of $169.5 million (before tax and minority interest) to revalue its investments in France, Austria and Spain in contemplation of exiting these markets and to write off an investment in a hazardous waste disposal facility. Also in 1996, Waste Management of North America, Inc. ("WMNA") and CWM recorded special charges of $154.1 million (before tax) for reengineering their finance and administration functions and increasing reserves for certain litigation.
 (8) In 1997, the Company recorded a special charge of $41.6 million (pretax) for severance related to WMNA, and WM International recorded a charge of $104.4 million (before tax and minority interest) to reflect costs of demobilization following the loss of the contract renewal for Buenos Aires, Argentina, divestiture or closure of underperforming businesses, and the writeoff of projects it decided to no longer pursue.
 (9) In 1992, the Company changed its accounting for income taxes and post-retirement benefits other than pensions as a result of new standards issued by the Financial Accounting Standards Board. In 1995, the Company changed its accounting for capitalized interest on landfill cell construction. See Note 3 to Consolidated Financial Statements.
(10) Earnings were inadequate to cover fixed charges in 1997. Earnings would have to increase by $1,026.1 million to cover fixed charges and bring the ratio of earnings to fixed charges to one-to-one.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                 (TABLES IN MILLIONS EXCEPT PER SHARE AMOUNTS)

  As more fully described in the Notes to Consolidated Financial Statements, certain financial information in this Report has been restated to correct previously issued financial statements.

  On March 10, 1998, the Company entered into a definitive merger agreement (the "Merger Agreement") with USA Waste Services, Inc. ("USA Waste") pursuant to which the Company will be merged with a wholly-owned subsidiary of USA Waste (the "Merger"). Pursuant to the Merger Agreement, the Company's stockholders will receive .725 shares of common stock of USA Waste for each share of common stock of the Company. The consummation of the Merger is subject to a number of conditions, including the expiration or termination of the applicable merger review waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, approval by the stockholders of each company and other typical closing conditions. In addition, the Merger is contingent upon the transaction qualifying for pooling-of-interests accounting treatment. In order to qualify for pooling-of-interests accounting treatment, the Company intends to sell a portion of its treasury shares pursuant to a registered public offering prior to the closing of the Merger. A lawsuit by an alleged Company stockholder purporting to represent a class of the Company's stockholders has been filed (although the Company has not yet been served) against the Company and the members of its Board of Directors alleging breaches of fiduciary duty by the defendants in connection with the Merger. The lawsuit seeks, among other things, to have the transaction enjoined and to recover unspecified damages. The Company believes the suit to be without merit and intends to contest it vigorously.

  Upon the consummation of the Merger, certain long-term debt of Waste Management International plc ("WM International") may be accelerated and become payable with three months notice. At December 31, 1997, this debt totalled approximately $209 million, but by March 17, 1998 had been reduced to $71 million. In addition, Wessex Water Plc ("Wessex") has an option to acquire WM International's ownership in its United Kingdom business at fair market value that may become exercisable upon the consummation of the Merger. In 1997, this business had revenues of approximately $276 million and operating income (before minority interest) of approximately $25 million. WM International had a net investment of approximately $315 million in the business at December 31, 1997.

RESULTS OF OPERATIONS

CONSOLIDATED

  Consolidated 1997 (loss) from continuing operations of Waste Management, Inc. (formerly WMX Technologies, Inc.) and its subsidiaries ("Waste Management" or the "Company") was $(1,269.3) million or $(2.72) per share compared with income of $224.0 million or $0.46 per share in 1996, $419.9 million or $0.86 per share in 1995, and $601.5 million or $1.24 per share in 1994. Net (loss) was $(1,176.1) million or $(2.52) per share in 1997, $(39.3)
million or $(0.08) per share in 1996, with net income of $340.1 million or $0.70 per share in 1995 and $627.5 million or $1.30 per share in 1994. Per share amounts referred to in this paragraph and throughout Management's Discussion and Analysis are Basic Earnings Per Share as defined by Statement of Financial Accounting Standards ("FAS") No. 128. (See Note 11 to Consolidated Financial Statements).

  Consolidated 1997 revenue from continuing operations was $9.19 billion compared with $9.23 billion in 1996, $9.10 billion in 1995 and $8.54 billion in 1994.

  Results for all periods were impacted by special charges, asset impairments, other adjustments, changes in estimates, and for 1995 and 1997, by changes in accounting principles.

  The Company has undertaken a number of initiatives in response to changing conditions in its markets and in the environmental services industry. In January 1997, the Board of Directors approved a package of strategic initiatives designed to enhance stockholder value, the cornerstone of which is a focus solely on waste management services in domestic and selected international markets where the Company can be first or second in market share. In support of this, the Company divested non-core and non-integrated businesses and assets valued at approximately $1.4 billion in 1997 with an additional $400 million targeted for disposition by the end of 1998. A significant portion of the proceeds from the 1997 asset sales was utilized to repurchase 30 million shares of the Company's common stock in a Dutch Auction tender offer which was concluded in the second quarter of the year. In November 1997, the Board of Directors approved a major organizational restructuring and cost-control program to substantially reduce overhead in its North American waste services operations. As a result of the restructuring, approximately 1,200 operating manager and managerial support staff positions were eliminated, or about 20% of that employee group. It also reduced the number of profit centers from 250 to 31, and established a regional based operating structure which is focused on specific customer segments, including commercial, industrial, residential and governmental accounts. The program additionally includes new computer systems and purchasing and fleet management initiatives designed to further reduce the Company's operating costs over the next three years.

  As a result of the strategy to focus on waste management services, late in 1996 and early 1997, the Company sold its domestic water operations as well as its minority interest in Wessex. The environmental and infrastructure engineering and consulting services lines of business have been classified as continuing operations held for sale in the accompanying financial statements. The Company had expected to complete the sale of these businesses in 1997, and at this time is pursuing such sales. See "Discontinued Operations and Other Asset Dispositions" below for further discussion.

  The Company has agreed to acquire all of the approximately 53 million shares of Wheelabrator Technologies Inc. ("WTI") which it does not already own at a price of $16.50 per share. A special meeting of stockholders of WTI is scheduled for March 30, 1998 to vote on the proposal, and the transaction is expected to close as soon as practicable thereafter if the transaction is approved.

1995 OPERATIONS COMPARED WITH 1994

  Revenue. Consolidated revenue growth from 1994 to 1995 is shown in the table which follows:

                                                                        PERCENT
                                                      1994      1995    CHANGE
                                                    --------  --------  -------
      North America (excluding trash-to-energy).... $5,936.8  $6,311.6    6.3%
      North American trash-to-energy...............    926.9     956.1    3.2
      WM International.............................  1,710.9   1,865.1    9.0
      Intercompany revenue.........................    (36.7)    (32.6)
                                                    --------  --------
        Total...................................... $8,537.9  $9,100.2    6.6%
                                                    ========  ========    ===

  The solid waste services portion of North American revenue was $5.53 billion in 1995 compared with $5.10 billion in 1994, an increase of 8.4%. Solid waste services revenue growth in 1995 by line of business is shown in the following table:

                                                                         PERCENT
                                                                         CHANGE
                                                                         -------
      Residential.......................................................   8.1%
      Commercial........................................................   2.8
      Rolloff and industrial............................................   0.6
      Disposal, transfer and other......................................  23.2

  Revenue growth due to acquisitions was 1.0%, with 7.4% growth resulting from price and volume increases. A significant portion of this internal growth, 2.0%, was the result of higher average recyclable commodity prices in 1995 vs. 1994. Actual commodity sales were approximately $100 million higher due to this higher average rate. Additionally, commodity volumes were higher in 1995 due to the Company's marketing efforts and the acquisition of additional material recovery facilities, adding an additional $135 million of revenue, and thus accounting for approximately 2.6% of the North American solid waste revenue growth. The remaining 2.8% was a combination of price and volume in the other lines of business.

  North American hazardous waste revenue continued to decline in 1995 as waste minimization, recycling, over-capacity and shifting governmental regulation and enforcement continued to adversely affect the industry. Total 1995 hazardous waste revenue was $611.4 million compared with $643.1 million in 1994. Pricing and volume were both negative, only partially offset by the 1995 acquisition of a 60% interest in Advanced Environmental Technical Services, L.L.C. In addition, unusually high revenue in the second quarter of 1994 at the Company's Barnwell, South Carolina, low-level radioactive waste disposal facility adversely affected 1995 comparisons.

  North American (WTI) trash-to-energy revenue was essentially flat from 1994 to 1995 as higher revenue from operating plants was largely offset by lower construction revenue on the Lisbon, Connecticut, facility (which commenced operations January 1, 1996). Approximately 78% of the growth in revenue from operating plants was accounted for by the Falls Township and Ridge Generating Station facilities, which began operations in 1994. Contractual price escalation on long-term trash disposal and energy sales contracts, partly offset by curtailment of electrical purchases by certain utility customers, accounted for the balance of the operating plant revenue growth. Spot pricing on the whole was stable, although there were increases in certain markets offset by declines in others.

  WM International revenue, in U.S. dollars, increased $154.2 million or 9.0% in 1995 compared with 1994. Components of the revenue change are as follows:

                                                                         PERCENT
                                                                         CHANGE
                                                                         -------
      Price.............................................................   1.8%
      Volume (including start-ups)......................................  (3.2)
      Purchased businesses..............................................   4.5
      Foreign currency translation......................................   5.9
                                                                          ----
        Total...........................................................   9.0%
                                                                          ====

  The major cause of the 1995 volume decline was less construction revenues as a result of the completion of the construction phase of the SENT Landfill in Hong Kong, which opened during the year. A new pricing mechanism introduced by the Hong Kong government in March 1995, which required generators to absorb a portion of the disposal cost for waste brought to WM International's Hong Kong incinerator, resulted in volume declines in certain waste streams, but the impact was offset with other volumes. Pricing in Europe was negatively impacted in 1995 by relatively low inflation, highly competitive conditions in the solid waste market in France, softness in segments of the hazardous waste market, and a continuation of lower prices on rebids of municipal contracts in Italy. Acquisition activity continued to be below WM International's historical levels and focused particularly on "tuck-in" acquisitions which can complement or expand existing operations in a given market. WM International also increased its acquisition and construction of material recovery facilities to take advantage of an emphasis on recycling as an alternative to land disposal.

  Operating Expenses. Operating expenses increased $487.0 million or 8.1% in 1995 over 1994. Remediation expenses, net of insurance recoveries increased $29.5 million. The Company recorded additional loss reserves of $14.2 million related to long-term contracts of its Chem-Nuclear subsidiary. In addition, approximately $73.6 million of software development costs, certain landfill development and expansion projects and other deferred costs which the Company determined were not realizable were expensed in 1995.

  Excluding the above, operating expenses were relatively constant as a percentage of revenue for 1995 as compared to 1994 overall. North American solid waste operating expenses declined as a percentage of revenue primarily as a result of higher recyclable commodity prices. In addition, milder winter weather in many parts of North America, increased internalization of recyclables processing, and continuing route productivity enhancements positively impacted operating expenses. Hazardous waste operating expenses increased, however, as a percentage of revenue in 1995 due to continued downward pressure on prices, a lower revenue base and a shift in revenue mix toward lower margin services offsetting the benefit of headcount reductions. Operating expenses at WM International increased as a result of higher labor costs in Italy and widespread strikes and industrial actions against the government in France in the fourth quarter of 1995.

  Selling and administrative expenses. Selling and administrative expenses increased $29.4 million or 2.8% in 1995 over 1994. While there was an increase in absolute dollars, as a percentage of revenue, selling and administrative expenses declined from 12.4% in 1994 to 12.0% in 1995. The decline as a percentage of revenue crossed all operating groups as productivity enhancements were instituted throughout the Company allowing selling and administrative costs to be spread over a larger revenue base. The increase in absolute dollars resulted primarily from acquisitions and pay-for-performance compensation plans.

  Special Charges. In the first quarter of 1995, in response to the continuing deterioration of the chemical waste services market, the Company's Chemical Waste Management, Inc. ("CWM") subsidiary realigned its organization, and in connection therewith, recorded a special charge of $140.6 million before tax ($91.4 million after tax). The charge related primarily to a write-off of the investment in facilities and technologies that CWM abandoned because they did not meet customer service or performance objectives, but also includes $22.0 million of future cash payments for rents under non-cancelable leases, guaranteed bank obligations of a joint venture, and employee severance. The majority of the cash expenditures were paid in 1995, although certain of the non-cancellable leases extend through the year 2002.

  In the fourth quarter of 1995, WM International recorded a special charge of $194.6 million ($152.4 million after tax) primarily related to the actions it had decided to take to sell or otherwise dispose of non-core businesses and investments, as well as core businesses and investments in low potential markets, abandon certain hazardous waste treatment and processing technologies, and streamline its country management organization. The charge reduced the Company's income by approximately $153.3 million before tax ($111.0 million after tax). The charge included $34.3 million of cash payments for employee severance and rents under non-cancelable leases. Approximately $11.2 million of the cash costs were paid in 1995. The majority of the balance was paid in 1996, although certain rent payments on abandoned leased facilities continue into the future.

1996 OPERATIONS COMPARED WITH 1995

  Revenue. The following table sets forth changes in consolidated revenue from 1995 to 1996:

                                                                        PERCENT
                                                      1995      1996    CHANGE
                                                    --------  --------  -------
      North America (excluding trash-to-energy).... $6,311.6  $6,406.1    1.5%
      North American trash-to-energy...............    956.1     952.3   (0.4)
      WM International.............................  1,865.1   1,913.8    2.6
      Intercompany revenue.........................    (32.6)    (46.6)
                                                    --------  --------
        Total...................................... $9,100.2  $9,225.6    1.4%
                                                    ========  ========   ====

  The solid waste services portion of North American revenue grew 3.5% to $5.73 billion in 1996. Solid waste services revenue growth in 1996 by line of business is shown in the following table:

                                                                         PERCENT
                                                                         CHANGE
                                                                         -------
      Residential.......................................................   4.2%
      Commercial........................................................   4.1
      Rolloff and industrial............................................   5.7
      Disposal, transfer and other......................................   0.7

  Although the Company pursued price increases in 1996, the impact on North American solid waste services revenue growth was minimal as a year-long decline in recyclable commodity prices largely offset the benefit of increases in the commercial and industrial markets. Volume growth added approximately 2.0% to such revenue. Acquisitions, net of dispositions, accounted for approximately 1.5%. Recycling revenue declined 16.0% from 1995 to 1996 due to the substantial price decline in recyclable commodities. The Company responded by reducing its processing of lower grades of paper, adjusting the capacity of its recycling operations and continually striving to reduce processing costs and improve the marketing of commodities. However, despite these efforts, it was unable to replace the profits associated with the stronger 1995 recyclable commodities market. North American hazardous waste revenue declined 7.7% from 1995 as the industry problems continued.

  The North American trash-to-energy revenue comparison is adversely affected by the loss of the Lisbon construction revenue in 1996. Excluding this factor, 1996 revenue grew $33.8 million, or 3.7%, to $952.3 million. The commercial operations of the Lisbon facility, which began in January 1996, contributed $18.4 million of the increase. WTI acquired two industrial cogeneration plants (so-called "inside-the-fence" facilities) during the year as part of its strategy to leverage its energy plant operating capabilities and project finance expertise by owning and/or operating power plants for industrial customers. Together these acquisitions contributed $7.3 million to 1996 revenue growth. Contractual price escalation at existing facilities, additional processing at several trash-to-energy plants, and lower energy purchase curtailment accounted for most of the remaining revenue growth. Overall spot pricing remained stable during the year.

  Expressed in U.S. dollars, WM International revenue increased $48.7 million or 2.6% in 1996 compared with 1995. Components of the revenue change are as follows:

                                                                         PERCENT
                                                                         CHANGE
                                                                         -------
      Price.............................................................   1.4%
      Volume............................................................  (0.6)
      Purchased businesses..............................................   1.2
      Foreign currency translation......................................   0.6
                                                                          ----
        Total...........................................................   2.6%
                                                                          ====

  Although WM International was able to implement price increases on its services despite weak economies in many of its markets, the impact of such increases was adversely affected by recyclable commodities prices falling substantially from their highs in 1995. Difficult economic conditions in Germany, France and Italy, as well as the closure of a landfill in France, resulted in a volume decline, partially offset by hazardous waste volume growth in The Netherlands and solid waste volume growth in the United Kingdom. In addition, the Company was awarded contracts to design, build and operate for fifteen years two transfer stations in Hong Kong. Construction revenue on one of these projects contributed to revenue growth in 1996. International acquisition activity was insignificant.

  Operating expenses. Operating expenses increased $145.8 million or 2.2% in 1996 over 1995. This increase was greater than the revenue increase due to several reasons. Self-insurance expense increased $57.0 million in 1996 over 1995. This increase consisted of $31.0 million related to growth of prior years claims, $18.0 million related to implementation of new claims reporting processes for the Company's North American solid waste operations and $8.0 million related to higher 1996 claims and claims cost growth. In addition, the Company accrued provisions for certain loss-making recycling contracts in 1996 totaling $12.4 million. During 1996 certain route optimization software along with other software projects became obsolete, resulting in $7.4 million being charged to operating expenses. Remediation expenses, net of insurance settlement recoveries declined by $13.4 million in 1996 from 1995, primarily as a result of additional settlements with insurance companies.

  Excluding the above, operating expenses for 1996 compared to 1995 increased. A large part of the increase was due to reduced recyclable commodity prices in 1996 as compared to 1995. Major declines in recyclable commodity pricing resulted in actual disposal cost being incurred in some cases to physically dispose of certain commodities which could not be sold. In addition, operating expenses were impacted by severe weather during the year, particularly in comparison to a mild 1995 winter in North America, and higher fuel costs. Operating expenses as a percentage of revenue for WM International was impacted by lower margin Hong Kong construction revenues and volume declines in Europe that more than offset productivity improvements from streamlining of its operations. Operating expenses in the trash-to-energy business declined in both real terms and as a percentage of revenue as the result of the absence of the Lisbon construction revenue, which carried no margin.

  Selling and administrative expenses. Selling and administrative expenses increased only $3.7 million in 1996 from 1995. As a percentage of revenue such expenses declined from 12.0% to 11.9%. In 1996 the Company had two large receivables totaling $10.6 million charged to bad debt expense as a result of disputes with one customer and insolvency of another. In addition, $8.0 million was expensed primarily to write-off obsolete sales/customer oriented software program costs. These expenses were offset by productivity improvements in administrative processes throughout the organization.

  Special Charges. In the fourth quarter of 1996, WM International recorded a provision of $77.0 million after tax related to the sale of its investment in Wessex and a charge of $169.5 million after tax to revalue its investments in France, Austria and Spain in contemplation of exiting all or part of these markets or forming joint ventures. The charge also included the write-off of an investment in a hazardous waste disposal facility in Germany because regulatory changes adversely affected its volumes. These charges, primarily of a non-cash nature, reduced the Company's income by $213.6 million after tax.

  Also, in the fourth quarter of 1996, Waste Management and CWM recorded pretax charges of $154.1 million ($100.2 million after tax) for reengineering their finance and administrative functions and increasing reserves for certain litigation, including a dispute involving the computation of royalties on the Emelle, Alabama, hazardous waste landfill. In December 1996, a federal court in Memphis, Tennessee, held CWM liable for approximately $100.3 million in damages to the former owners of the Emelle site. CWM is appealing the decision. Any settlement of the Emelle litigation would be a cash payment, but the timing of such payment is uncertain. The balance of the charge is primarily non-cash, with $13.4 million of cash-related items paid largely in 1997.

1997 OPERATIONS COMPARED WITH 1996

  Revenue. The following table sets forth changes in consolidated revenue from 1996 to 1997:

                                                                       PERCENT
                                                     1996      1997    CHANGE
                                                   --------  --------  -------
      North America (excluding trash-to-energy)... $6,406.1  $6,451.3    0.7 %
      North American trash-to-energy..............    952.3     998.5    4.9
      WM International............................  1,913.8   1,790.0   (6.5)
      Intercompany revenue........................    (46.6)    (51.2)
                                                   --------  --------
        Total..................................... $9,225.6  $9,188.6   (0.4)%
                                                   ========  ========   ====

  The solid waste services portion of North American revenue fell by 0.2% to $5.72 billion in 1997, primarily due to divestiture of virtually all of the Canadian business mid-year, as well as the sale of other various underperforming North America locations. North American solid waste services revenue growth by line of business is shown in the following table:

                                                                      PERCENTAGE
                                                                        CHANGE
                                                                      ----------
      Residential....................................................     1.2%
      Commercial.....................................................    (1.2)
      Rolloff and industrial.........................................    (0.3)
      Disposal, transfer and other...................................     0.0

  Overall North American solid waste services revenue for the year decreased 0.2% primarily as a result of the effect of divestitures net of acquisitions which accounted for a 1.5% decrease. Excluding such net divestitures, overall revenue increased 1.3% as a result of a combination of higher prices and increased volumes. The 1997 revenue growth started out slightly negative in the first quarter as a result of lost customers in late 1996 following a price increase earlier in 1996. Revenue growth generally strengthened throughout the year, finishing with fourth quarter revenue in excess of three percent over the prior year sales, after considering divestitures. Pricing was fairly weak throughout the year, particularly during the first two quarters. Approximately one-third of the internal growth for the year came from pricing and the other two-thirds from volume. The hazardous waste segment revenue continued to decline slightly, falling about 6.8% from 1996.

  The increase in the North American trash-to-energy revenues of $46.2 million is largely attributed to $60.2 million of construction revenue for facilities that are being built and operated by WTI but owned by customers. Excluding this construction activity, 1997 revenue decreased $14.2 million or 1.5% from 1996 levels. Divestiture of certain biosolids landspreading contracts and lower air pollution control engineering revenues were primarily responsible. Spot waste disposal pricing remained stable on an overall basis compared to 1996, with slight strengthening in New England being offset by continued downward pressure in the South Florida markets.

  Expressed in U.S. dollars, WM International revenue decreased $123.8 million or 6.5% in 1997 compared with 1996. Components of the revenue change are as follows:

                                                                        PERCENT
                                                                        CHANGE
                                                                        -------
      Price............................................................   4.4 %
      Volume...........................................................  (1.4)
      Purchased businesses, net of divestitures........................  (2.5)
      Foreign currency translation.....................................  (7.0)
                                                                         ----
        Total..........................................................  (6.5)%
                                                                         ====

  Increased landfill disposal taxes, which are passed through in disposal rates, accounted for 2.5% out of the 4.4% revenue growth from price. Volume in 1997 was lower than 1996 in three key markets. In Italy, landfill volumes were reduced as the result of permitting delays on landfill expansions and new landfill projects. The impact of this reduced capacity is expected to continue into 1998. Revenue declined in Latin America from abnormally high levels in 1996 from cleaning activities for Buenos Aires during the 1996 mayoral election, and in Germany as a result of general economic and competitive conditions. Partially offsetting these items were improved volumes in the Netherlands. Divestitures impacting 1997 revenue include the sale of various operations within France, Spain, Austria, and Germany. The sale of these operations reduced 1997 revenue by approximately 3.5% or $67 million from 1996 levels. In addition, the weakness of the various currencies in which WM International earns its revenues created a negative translation impact on total reported revenue for the year. Foreign currency movement has had, and can be expected to continue to have, an impact on reported revenue, expenses and net income. See "Derivatives and Market Risks" for further detail.

  Operating Expenses. Operating expenses increased $534.6 million or 8.0% in 1997 over 1996. This increase occurred despite a slight revenue decline due to several reasons. Remediation expenses, net of insurance recoveries increased $96.8 million in 1997 from 1996. In 1997, insurance recoveries were $33.9 million higher than in 1996, and were more than offset by remediation cost increases of $130.7 million. The increased remediation costs reflect $49.9 million of expense resulting from implemention of SOP 96-1 (see "Accounting Principles" below), $14.8 million of expense related to a change in the discount rate from 7% to 6% in the fourth quarter of 1997 and the balance primarily related to changes in remediation cost estimates at several disposal sites. Self-insurance expenses increased $95.0 million in 1997 from 1996. This increase included $56.0 million related to changes in estimating techniques with the balance coming from growth of prior years' claims. The Company incurred losses in 1997 and accrued provisions in 1997 for loss-making contracts totaling $136.2 million. These were primarily several large contracts with respect to which the Company determined in 1997 that such losses would continue for the contracts' duration. A large portion of this loss provision relates to multi-year recyclables processing contracts. The Company also recorded $13.6 million of additional reserves related to long-term contracts of its Chem-Nuclear subsidiary as a result of changes in estimated contract results. Other major items affecting operating expense in 1997 were accruals of $20.3 million primarily related to excess lease obligations, and other asset disposals or write-downs totaling $28.9 million primarily related to hazardous waste projects, obsolete inventory, scrapped equipment including recycling assets and obsolete/unused software.

  Effective October 1, 1997, the Board of Directors approved a management recommendation to revise the Company's North American collection fleet management policy. Front-end loaders will be replaced after 8 years, and rear-end loaders and rolloff trucks after 10 years. The previous policy was to not replace front-end loaders before they were a minimum of 10 years old and other heavy collection vehicles before they were a minimum of 12 years old. As a result of this decision, the Company recognized an impairment writedown of $70.9 million in the fourth quarter of 1997 for those vehicles scheduled for replacement in the next two years under the new policy. Depreciable lives were adjusted commencing in the fourth quarter of 1997 to reflect the new policy. Also effective October 1, 1997, the Company reduced depreciable lives on containers from 15 and 20 years to 12 years, and ceased assigning salvage value in computing depreciation on North American collection vehicles and containers. These changes in estimates increased depreciation expense by $33.7 million in the fourth quarter of 1997.

  Also effective October 1, 1997, the Company changed its process for estimating landfill lives. The Company now amortizes landfill costs over estimated landfill capacity which includes permitted landfill airspace plus expansions which are probable of being obtained in the next five years. The Company's prior practice was to consider likely expansions in the amortization calculations, whether or not the permits were expected to be obtained within the next five years. Factors in determining probable expansions on a site-by-site basis include secured rights to required land, status of legal, environmental, regulatory and political issues, and the extent to which the permit application process has proceeded. This change in estimate increased depreciation and amortization by $12.7 million and the provision for closure and post-closure by $3.1 million in the fourth quarter of 1997, and resulted in estimated landfill capacity declining from 2.9 billion cubic yards to 1.8 billion cubic yards.

  After considering the above, operating expenses as a percentage of revenue for 1997 compared to 1996 increased. Hazardous waste operating expenses increased as a percentage of revenue due to continued pressure on prices, lower volumes and a shift in revenue mix toward lower margin services. Trash-to-energy operating costs increased as a percentage of revenue primarily due to the impact of increased construction revenue, which has a lower associated margin. WM International operating expenses increased largely as a result of lower margins for the operations in Italy.

  Selling and Administrative Expenses. Selling and administrative expenses increased $33.8 million or 3.1% in 1997 over 1996. As a percentage of revenue, selling and administrative expenses increased from 11.9% in 1996 to 12.3% in 1997. Included in selling and administrative expenses in 1997 were $39.0 million in additional legal expense reflecting changes in estimates of litigation-related liabilities. In addition, 1997 bad debt expense included $8.7 million related to two large accounts receivable disputes settled in 1997, $6.7 million of accounts receivable in the New York City area that in part were compromised as a result of agreements made with the New York City licensing authorities, and $3.2 million for certain partner/venture receivables. The Company also wrote off $4.0 million in various sales-related assets which included prepaid advertising credits that were expected to expire before their use. The Company reduced other administrative expenses as a result of divestitures and is continuing to make productivity improvements in many administrative areas.

  Special Charges. In 1997, the Company recorded a special charge of $41.6 million (primarily in the fourth quarter) for severance. Employees terminated were primarily field operating management and related support personnel. Approximately $5.9 million of the severance had been paid by December 31, 1997, with the balance to be paid in 1998 and thereafter.

  WM International also recorded a special charge in 1997 ($104.4 million before tax and minority interest) to reflect the costs of demobilization in Argentina following loss of the contract renewal for the City of Buenos Aires, divestiture or closure of underperforming businesses, primarily in Italy and Germany and the writeoff of costs of projects, primarily in Germany, which it decided to no longer pursue. The charge included $14.8 million of severance, primarily related to operating personnel in Buenos Aires and with closed or divested businesses in Italy and Germany. These terminations are expected to occur and the severance paid in 1998.

OTHER ITEMS

  Asset Impairment Loss. As a result of the comprehensive review of operating assets and investments discussed in Notes 2, 3 and 16 to Consolidated Financial Statements, the Company recorded an impairment loss of $1.48 billion in 1997. Prior period financial statements were restated to recognize impairment losses in earlier periods. Asset impairment loss was $34.0 million in 1994, $53.8 million in 1995, and $64.7 million in 1996.

  The 1994 impairment losses included $22.4 million related to unsuccessful or abandoned landfill development or expansion projects. In addition, the Company abandoned certain vehicle-related systems development projects totalling $7.3 million. Several properties identified as surplus were written down to fair value, resulting in $4.3 million in such charges.

  The 1995 impairment losses included $48.2 million for several unsuccessful landfill development or expansion projects. This included one site with an impairment loss of $29.9 million, which was recognized as a result of the passage of legislation prohibiting a previously planned expansion.

  The 1996 impairment losses were primarily related to recycling investments. Of the $47.8 million impairment loss related to these investments, $35.7 million represented goodwill, primarily related to two acquisitions made in 1995. These impairment losses were the result of major price declines in the recyclable paper market caused by an industry wide-pricing collapse in the pulp and paper market. In addition, impairment losses of $13.4 million were recognized with respect to landfill facilities, primarily as a result of one landfill site having its volumes curtailed and a planned expansion becoming remote.

  In 1997 impairment losses were primarily due to revaluation of numerous treatment and disposal facilities of the Company and associated goodwill. Revaluation of investments in the North American hazardous waste services business accounted for $776.2 million of the impairment loss. This impairment was a result of continuing pricing and volume declines in the hazardous waste services markets, which currently have excess capacity. Changes in environmental regulations are also allowing certain hazardous waste streams to be managed by others with less expensive treatment and disposal alternatives. In addition, $344.8 million of the 1997 impairment losses related to solid waste landfills. This included $163.9 million related to the Company's abandonment of several landfill development or expansion projects. The balance of this impairment loss was primarily the result of substantial pricing or volume declines at certain landfills and a shortening of estimated life of 10 landfills (See Note 3 to Consolidated Financial Statements). As a result of the Company's adoption of a new fleet replacement policy in 1997, certain older collection vehicles became impaired and a loss was recorded totaling $70.9 million (See Note 3 to Consolidated Financial Statements). Other 1997 impairment losses included $122.2 million related to the revaluation of Rust International Inc. ("Rust") domestic engineering and consulting business, discussed below under "Discontinued Operations and Other Major Asset Dispositions". Impairment losses of $38.2 million were also recorded for surplus real estate being held for sale. WTI recorded a 1997 impairment loss of $57.2 million. This included $47.1 million related to revaluation of a wood waste burning independent power production facility.

  Interest. The following table sets forth the components of consolidated interest expense, net:

                                                 1994     1995    1996    1997
                                                -------  ------  ------  ------
      Interest expense......................... $ 456.1  $507.8  $498.0  $472.9
      Interest income..........................   (42.8)  (34.9)  (27.9)  (37.6)
      Capitalized interest.....................  (105.9)  (43.9)  (35.6)  (26.0)
                                                -------  ------  ------  ------
      Interest expense, net.................... $ 307.4  $429.0  $434.5  $409.3
                                                =======  ======  ======  ======

  Gross interest expense increased from 1994 to 1995 as a result of an earlier management decision to increase the leverage of the Company. Debt levels increased in 1995, primarily a result of the acquisition of the public ownership of CWM and Rust. The large decline in capitalized interest in 1995 is due to a change in accounting methods effective January 1, 1995. Capitalized interest declined further in 1996 and 1997 as significant capital projects were completed and the Company reduced capital spending. See "Financial Condition--Capital Structure" and Note 3 to Consolidated Financial Statements. Although the Company repurchased a substantial number of its shares in 1996 and 1997, debt levels were reduced in 1997 resulting in lower interest expense.

  Minority Interest. Minority interest declined from 1994 to 1995 as a result of the 1995 purchases by the Company of the publicly-owned shares of CWM and Rust and lower earnings by certain subsidiaries, as well as the minority interest share (approximately $41.3 million) in the WM International special charge. Minority interest declined from 1995 to 1996 as a result of higher earnings by certain subsidiaries and the minority interest share (approximately $63.8 million) in the WM International special charges. Minority interest in 1997 was comparable to 1996, and was impacted by $27.9 million related to the WM International 1997 special charge and $15.9 million by the 1997 WTI asset impairment loss.

  Sundry Income, Net. Below is a summary of major components in sundry income, net.

                                                    1994   1995   1996   1997
                                                   ------ ------ ------ ------
      Gain on sale of investments/businesses...... $ 25.1 $168.9 $ 30.1 $180.3
      Writedown of investments....................    --     --     --   (25.7)
      Equity income...............................   60.2   77.0   61.4   (6.9)
      Other.......................................   24.6    6.8   10.5   25.6
                                                   ------ ------ ------ ------
      Sundry income, net.......................... $109.9 $252.7 $102.0 $173.3
                                                   ====== ====== ====== ======

  Equity income in 1994, 1995 and 1996 included income from ServiceMaster L.P. ("ServiceMaster") and Wessex investments of $60.2 million, $77.0 million and $59.4 million, respectively. These investments were sold in the second quarter of 1997 with no equity income recorded for Wessex or ServiceMaster. Equity income in the second quarter of 1997 was also reduced by $10.4 million related to a special charge recorded by OHM Corporation ("OHM"), an environmental remediation services business approximately 37% owned by Rust. Gains/(loss) on sale of investments/businesses are primarily related to the following items
(1) $25.1 million gain on sale of the Company's Modulaire mobile office services business in 1994; (2) $160 million gain the fourth quarter of 1995 recorded as a result of the exchange of an interest in ServiceMaster Consumer Services L.P. for an interest in ServiceMaster and an option to purchase 1.25 million ServiceMaster limited partnership shares; (3) $30.1 million in 1996 and $43.4 million in 1997 of gains on sales of North American solid waste businesses, (including $32.6 million on sale of Canadian operations); and (4) $129 million gain in the first quarter of 1997 from the sale of the Company's investment in ServiceMaster. Writedown of investments includes $19.5 million related to the OHM investment and $6.2 million in other investments, all of which were recorded in the fourth quarter of 1997.

  Income Taxes. The consolidated income tax rate varies between years as a result of shifts in the source of taxable income. The inability to realize tax benefits on a portion of the 1994, 1995, 1996 and 1997 special charges and asset impairment loss resulted in an increased tax provision in those years, primarily attributable to non-deductible goodwill and the writedown of investments in subsidiaries. In addition, the Company increased deferred tax valuation allowances and other tax reserves. See Note 4 to Consolidated Financial Statements.

  Discontinued Operations and Other Major Asset Dispositions. During the fourth quarter of 1995, the Company announced that Rust would sell or discontinue its process engineering, construction, specialty contracting and similar lines of business. Further, as the Company refined its business strategy to focus on waste management services, other business units were identified in 1996 and 1997 as units to be either sold or discontinued.

  In 1996, Rust sold its engineering and construction business as well as its industrial scaffolding business for $295.1 million, and WTI sold its water process, manufacturing and custom engineered systems business for

$369.6 million in cash. In 1997, Rust disposed of certain of its international engineering and consulting businesses and WTI sold its remaining water services business for 2.3 million registered shares of U.S. Filter stock, valued at approximately $64 million. The Rust engineering and scaffolding businesses and its international engineering and consulting businesses, together with the WTI water businesses, have all been classified as discontinued operations in the accompanying financial statements.

  Because Rust did not sell its remaining domestic engineering and consulting businesses prior to December 31, 1997, these businesses have been reclassified as continuing operations held for sale in the accompanying financial statements for all periods. The original provision, established in 1996, for loss on the sale (approximately $87 million) of these discontinued businesses has been reversed as income in "income (loss) on disposal" in discontinued operations, and a new provision for loss on sale (approximately $122 million) was provided as an asset impairment loss in the Consolidated Statements of Income, all in the fourth quarter of 1997. While the Company intends to sell these businesses, it is unable to estimate when a buyer will be found and a sale can be consummated.

  In 1997, Waste Management sold its investment in ServiceMaster for $626 million, and sold various non-integrated waste services businesses in North America for $288.9 million. Additionally in 1997, WM International sold businesses in France, Spain, Austria and Germany for $128.3 million and its approximately 20% interest in Wessex for approximately $300 million.

  In early 1998, WM International sold its Hamm, Germany waste-to-energy facility for $137 million. Also in early 1998, Rust's 37% ownership of OHM was sold for cash totaling $111.2 million. This sale occurred in connection with the merger of OHM with International Technology Corporation. As part of this transaction, Rust received a distribution of shares of NSC Corporation, a leading U.S. asbestos abatement contractor, increasing its ownership of NSC Corporation to 54.3%.

ACCOUNTING PRINCIPLES

  Effective January 1, 1994, the Company adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits." The change reduced 1994 net income by $1.3 million.

  Effective January 1, 1995, the Company changed its method of capitalizing interest on landfill cell construction. See Note 3 to Consolidated Financial Statements. The change reduced 1995 net income by $84.7 million.

  Effective January 1, 1996, the Company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The effect of adoption was not material. Impairments recorded prior to 1996 followed a methodology consistent with FAS No. 121.

  FAS No. 123, "Accounting for Stock-Based Compensation" also became effective in 1996. However, FAS No. 123 permitted compensation to continue to be accounted for under Accounting Principles Board Opinion No. 25, and the Company elected to follow this alternative. See Note 9 to Consolidated Financial Statements.

  Effective January 1, 1997, the Company adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." SOP 96-1 provides that environmental remediation liabilities should be accrued when the criteria of FAS No. 5, "Accounting for Contingencies," are met. It also provides that the accrual for such liabilities should include future costs for those employees expected to devote a significant amount of time directly to the remediation effort. The adoption of SOP 96-1 reduced 1997 pretax income from continuing operations by $49.9 million.

  In the fourth quarter of 1997, the Company began expensing process reengineering costs (including $3.0 million previously capitalized) in accordance with Emerging Issues Task Force consensus 97-13, reducing 1997 net income by $1.9 million.

  Also in 1997, the Company began presenting earnings per share in accordance with FAS No. 128. See Note 11 to Consolidated Financial Statements for further discussion.

  In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income," and FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997, although FAS No. 131 does not apply to the Company's interim financial statements until 1999. FAS No. 130 requires only a different format for presentation of information already included in the Company's financial statements. FAS No. 131 modifies the basis for determining segments and expands required disclosure, but does not affect accounting principles and, accordingly, will not require any change to reported financial position, results of operations or cash flows. The Company is currently evaluating the impact of FAS No. 131 on its segment reporting.

DERIVATIVES AND MARKET RISKS

  In the normal course of business, the Company is exposed to market risk, including changes in interest rates, currency exchange rates, certain commodity prices and certain equity prices. From time to time, the Company and certain of its subsidiaries use derivatives to manage some portion of these risks. The derivatives used are simple agreements which provide for payments based on the notional amount, with no multipliers or leverage. All derivatives are related to actual or anticipated exposures or transactions of the Company. While the Company is exposed to credit risk in the event of non-performance by counterparties to derivatives, in all cases such counterparties are highly rated financial institutions and the Company does not anticipate non-performance. The Company does not hold or issue derivative financial instruments for trading purposes. The Company monitors its derivative positions by regularly evaluating the positions at market and by performing sensitivity analyses.

  The Company has performed sensitivity analyses to determine how market rate changes will affect the fair value of the Company's market risk sensitive derivatives and related positions. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from the Company's assumptions. The effects of such market movements may also directly or indirectly affect Company rights and obligations not covered by the sensitivity analysis. Fair value sensitivity is further not necessarily indicative of the ultimate cash flow or earnings effect on the Company from the assumed market rate movements.

  Interest Rate Exposure. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations, which are mainly denominated in U.S. dollars. In addition, interest rate swaps are used to lock-in or limit the variability in the interest expense of certain floating rate debt obligations. An instantaneous, one percentage point decline in interest rates across all maturities and applicable yield curves would adversely affect the fair value of the Company's combined debt and interest rate swap position by approximately $250 million. This analysis does not reflect the effect that declining interest rates would have on other items such as pension liabilities, nor the favorable impact they would have on interest expense and cash payments for interest.

  Currency Rate Exposure. From time to time, the Company and certain of its subsidiaries have used foreign currency derivatives to seek to mitigate the impact of translation on foreign earnings and income from foreign investees. Typically these derivatives have taken the form of purchased put options or collars. There were no currency derivatives outstanding at December 31, 1997, that relate to hedging the translation of foreign earnings.

  The Company occasionally incurs currency risk from cross border transactions. When such transactions are anticipated or committed to, the Company may enter into forward contracts or purchase options to reduce or eliminate the related foreign exchange risk. The Company also incurs exchange rate risk from borrowings denominated in foreign currencies. An instantaneous, 10 percent adverse movement in foreign exchange rates would affect the fair value of the Company's foreign currency borrowings and foreign exchange hedges at December 31, 1997, by approximately $30 million. The total effect on the Company from movements in exchange rates will also be influenced by other factors. For example, an increase in the fair value of foreign currency denominated debt caused by exchange rate movements may be more than offset by an increase in the value of the Company's net investment in foreign countries.

  Commodities Price Exposure. The Company operates a large fleet of vehicles that require the purchase of a significant amount of diesel fuel. The Company uses crude oil collars and swaps as a proxy to seek to mitigate the risk of fluctuations in diesel fuel prices. The Company's fuel collars consist of a call option or "cap" and a corresponding put option at a lower price or "floor." The cap limits the Company's potential increased operating cost from higher fuel prices whereas the floor limits the Company's potential cost savings from a decline in fuel prices. Under its fuel swap agreements, the Company collects payments from the swap counterparty when fuel prices average above a certain reference price. When prices average below said reference prices, the Company makes payments to the counterparty. All of the Company's fuel hedges are cash settled. Quantities hedged do not exceed committed fuel purchases or anticipated usage in any period. An instantaneous, 10 percent decrease in the applicable reference price for hedges in place at December 31, 1997, would cause a fair value loss to the Company of approximately $6 million. The Company expects that these losses would be offset by savings from buying fuel at prices below December 31, 1997, market prices.

  Equity Price Exposure. The Company occasionally obtains stock that it needs to hold for a certain period of time. The Company sometimes seeks to mitigate its market exposure to such holdings by entering into equity collars. Such a collar consists of a "cap" that limits the Company's potential for gain from appreciation in the stock price as well as a "floor" that limits the Company's loss potential from a decline in the stock price. An instantaneous, 10 percent decline in the price of the shares held by the Company at December 31, 1997, would adversely affect the combined fair value of the stock and collar positions by approximately $2 million.

  The Company is also further subject to equity price exposure from Company debt issues that are convertible into the Company's common stock. These debt issues had an aggregate carrying value of $494.5 million as of December 31, 1997. An instantaneous, 10 percent increase in the Company's stock price on December 31, 1997, would increase the fair value of the Company's convertible debt by approximately $23 million.

  See Note 7 to Consolidated Financial Statements for further discussion of the use and accounting for derivative instruments. Also see "Financial Condition--Capital Structure" for a discussion of the Company's sale of put options in connection with its stock repurchase program.

ENVIRONMENTAL MATTERS

  The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. Such costs may increase in the future as a result of legislation or regulation; however, the Company believes that in general it tends to benefit when environmental regulation increases, which may increase the demand for its services, and that it has the resources and experience to manage environmental risk.

  As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the operating life of disposal sites as air space is consumed. The Company has also established procedures to evaluate potential remedial liabilities at closed sites which it owns or operated or to which it transported waste, including 89 sites listed on the Superfund National Priority List ("NPL") as of December 31, 1997. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements. See Note 8 to Consolidated Financial Statements for additional information regarding the Company's environmental liabilities.

  Estimates of the extent of the Company's degree of responsibility for a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services industry, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that such adjustments would be material to its financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the existence and ability of other potentially responsible third parties to contribute to the settlements of such liabilities, or other factors could alter this expectation and necessitate the recording of additional liabilities which could be material.

  The Company spent, net of recoveries from other potentially responsible parties, $71.5 million, $38.5 million, $69.8 million and $14.7 million on remedial activities at closed sites in 1994, 1995, 1996, and 1997 respectively, and anticipates such net expenditures of approximately $57.3 million in 1998.

  The Company has filed suit against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is vigorously pursuing such claims, it regularly considers settlement opportunities when appropriate terms are offered. Settlements received to date ($50.1 million in 1994, $38.2 million in 1995, $60.3 million in 1996, and
$94.3 million in 1997) have been included in operating expenses as an offset to environmental expenses.

  From time to time, the Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company subsidiary's having owned, operated or transported waste to disposal facilities which are alleged to have contaminated the environment or, in certain cases, conducted environmental remediation activities at such sites.

YEAR 2000 ISSUES

  Waste Management, like many other companies, expects to incur expenditures to address the so-called "Year 2000" problem. The Year 2000 problem exists because many computer systems and applications currently use two-digit data fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to properly recognize or handle the year 2000 may cause systems to process critical financial and operational information incorrectly, or to fail completely.

  The reengineering of the finance and administrative processes, which the Company began in 1996, includes new computer software which will be Year 2000 compliant, and will resolve the issue for many of the financial and administrative systems. The Company's principal customer billing and customer service systems are currently being remediated to comply with Year 2000 issues. To varying degrees, the Company has assessed and continues to assess the impact of the Year 2000 issue on other systems, including those used by its customer billing and customer service functions. The Company has not completely identified its exposure to the Year 2000 issue, or formulated its plans for addressing and resolving this issue in other systems, but expects to be able to do so or to effectively work around unresolved problems in a timely manner. The Company has established a Year 2000 program management office to coordinate the efforts of its own staff of information technology professionals and outside consultants engaged to reprogram, replace or test software and related assets affected by the Year 2000 issue.

  The Company spent approximately $6.0 million in 1997 for Year 2000 modification of computer systems and estimates it will spend an additional $45 million in 1998 and 1999, excluding the cost of new hardware and software which will be principally capitalized and is included in the capital budget. The Company believes its contemplated actions will effectively address the Year 2000 issue, but should that not be the case, a material disruption of its business could result. Specific factors that might cause the Company not to be able to address the Year 2000 issue effectively and that could influence the amount and timing of future costs include, but are not limited to, the availability and cost of personnel trained in this specialized area, the nature and amount of programming required to upgrade and replace the affected software, the ability to locate and correct all relevant computer codes, the success of the Company's principal suppliers in addressing the Year 2000 issue and similar uncertainties.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

  The Company had working capital deficits of $1,047.1 million, $280.9 million, and $2,046.9 million as of December 31, 1995, 1996, and 1997 respectively. The Company operates in a capital intensive service industry with neither significant inventory nor seasonal variation in receivables, and generates substantial cash from operating activities. As a result, emphasis is placed on minimizing working capital requirements. The increase in working capital between 1995 and 1996 is a result of lower current debt maturities, strong cash flow, including the proceeds from the sale of a portion of the WTI water business late in 1996, and the reclassification to current of the investment in Wessex to be sold, partially offset by increased accruals for losses on the sale of certain investments. The increase in working capital deficit between 1996 and 1997 results primarily from lower levels of cash and short-term investments ($451 million), higher levels of long-term debt payable within one year ($995 million) and higher accrued expenses ($290 million) related to loss contract provision reserves, increased self insurance reserves and other reserves recorded as a result of the comprehensive review performed by management. See Note 2 to Consolidated Financial Statements.

  Cash flow from operating activities, less capital expenditures (other than acquisitions) and dividends, which the Company defines as "owners' cash flow," is available to meet current obligations, make acquisitions, reduce debt, or repurchase common stock. Management has adopted a cash-driven financial strategy including reduced capital spending and divestiture of non-core assets and non-integrated businesses. Owners' cash flow was approximately $0.3 billion, $0.5 billion, $1.0 billion, and $1.8 billion in 1994 through 1997 respectively. The Company expects to generate approximately $400 million during 1998 from the divestiture of certain non-core investments and non-integrated businesses subject to constraints necessitated to meet pooling-of-interests accounting treatment as required in the Merger with USA Waste. The Company believes that it has adequate liquidity and resources to meet its needs for replacement capital and finance anticipated growth. See "Capital Structure."

  In February 1998, the credit ratings on the Company's senior unsecured long-term debt were lowered to BBB by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. Previously, the Company's debt was rated A- and Baa1 by Standard & Poor's and Moody's, respectively. The lower credit ratings, which are still investment grades, are not expected to have a material effect on the Company's availability of long-term debt funding. These ratings are independently issued by the rating agencies and are subject to change at any time. On December 29, 1997 the Company put in place bank credit facilities totalling $800 million for general corporate purposes including standby liquidity for its commercial paper program. The facilities consist of a $550 million standby trade receivables sale agreement and a $250 million revolving credit agreement, both of which expire June 30, 1998.

  The Company historically has met its short-term funding requirements through the issuance of commercial paper in the public markets, with bank credit facilities available as standby liquidity. In February 1998, Moody's lowered its rating of the Company's commercial paper from Prime-2 ("P2") to Prime-3 ("P3"), and there may be times when the Company is unable to issue sufficient commercial paper to meet its needs. The market for A2/P3-rated commercial paper is somewhat smaller than for higher-rated commercial paper. At such times, the Company will fund its requirements using the bank credit facilities which are in place and sufficient to meet such needs.

  In connection with the planned purchase of the remaining publicly held WTI shares, the Company has entered into a commitment with the Chase Manhattan Bank ("Chase") whereby Chase, along with other financial institutions, has committed, subject to the satisfaction of certain conditions, to provide new credit facilities in the amount of $1.1 billion. The new credit facilities, which will have a termination date of December 31, 1998 (subject to earlier termination in the event of a change-in-control, including the Merger with USA Waste), will provide the funding needed to complete the WTI transaction and replace the Company's existing $250 million revolving credit facility. Additionally, the termination date of the Company's $550 million standby trade receivables sale agreement will be extended from June 30, 1998 to December 31, 1998.

ACQUISITIONS AND CAPITAL EXPENDITURES

  Capital expenditures, including $56.8 million, $154.1 million, $91.8 million and $19.3 million for property and equipment of purchased businesses in 1994, 1995, 1996 and 1997, respectively, are shown in the following table:

                                                          DECEMBER 31
                                               ---------------------------------
                                                 1994     1995     1996    1997
                                               -------- -------- -------- ------
      Land (primarily disposal sites)......... $  566.9 $  470.5 $  406.2 $359.9
      Buildings and leasehold improvements....    141.2    148.8    109.3   76.4
      Vehicles................................    226.0    345.8    204.9  160.9
      Containers..............................    167.9    181.2    115.8  112.1
      Other equipment.........................    395.0    348.1    319.2  189.5
                                               -------- -------- -------- ------
        Total................................. $1,497.0 $1,494.4 $1,155.4 $898.8
                                               ======== ======== ======== ======

  In 1994, the Company and its principal subsidiaries acquired 119 businesses for $197.2 million in cash and notes, $17.3 million of debt assumed, 73,809 shares of Company common stock and 156,124 shares of WTI common stock. During 1995, 136 businesses were acquired for $224.3 million in cash and notes, $77.7 million of debt assumed, and 2.2 million shares of the Company's common stock. In 1996, 83 businesses were acquired for $104.8 million in cash and notes, $39.4 million of debt assumed, and approximately 8.2 million shares of the Company's common stock. During 1997, 45 businesses were acquired for $51.4 million in cash and notes, $17.6 million of debt assumed, and 121,551 shares of the Company's common stock.

  The Board of Directors has approved a capital expenditure budget of $1,300.0 million for 1998, excluding acquisitions, although the Merger Agreement with USA Waste limits the Company's 1998 capital expenditures, excluding acquisitions, to $1.2 billion. The increase in the 1998 capital expenditure budget primarily reflects increased spending for vehicles resulting from the adoption of a new fleet management strategy in the fourth quarter of 1997, as well as an anticipated increase in spending for new information systems and landfill cell construction. The Company currently expects to finance capital expenditures through cash flow from operations and believes that it has adequate resources to finance attractive acquisitions that become available.

CAPITAL STRUCTURE

  Although the Company has placed increasing emphasis on generating owners' cash flow during 1994-1997, a substantial portion of such cash has been returned to stockholders through stock repurchases. Debt to total capital ratios were adversely impacted by the issuance of the subordinated notes discussed below which were used to repurchase the publicly held shares of CWM in 1995 and by the substantial reduction in stockholders' equity as a result of common stock repurchases and losses sustained in 1996 and 1997. The following table sets forth certain of the Company's leverage ratios:

                                                            DECEMBER 31
                                                        ----------------------
                                                        1994  1995  1996  1997
                                                        ----  ----  ----  ----
      Long-term debt as a percent of total capital..... 51.5% 52.9% 58.2% 67.4%
      Short-term and long-term debt as a percent of
       short-term debt and total capital............... 54.9% 56.8% 60.0% 73.0%

  The above ratios include minority interest in subsidiaries and put options as part of total capital.

  In January 1995, the Company acquired all of the approximately 21.4% of the outstanding shares of CWM that it did not already own, in return for convertible subordinated debt. In July 1995, Waste Management acquired the approximately 3.1 million Rust shares held by the public for $16.35 per share in cash. In June 1997, the Company announced an offer to acquire, for $15 per share in cash, all of the approximately 53 million outstanding shares of WTI it does not already own. The price was increased to $16.50 per share pursuant to a definitive agreement subsequently negotiated with a special committee of independent WTI directors. The terms of the agreement have been approved by the WTI special committee and by the Boards of Directors of the Company and WTI, but the transaction remains subject to the approval of the holders of a majority of WTI's outstanding shares, other than those held by the Company, voting on it at a special meeting of WTI stockholders to be held March 30, 1998. In addition, this transaction is the subject of several lawsuits which seek, among other things, to enjoin the proposed transaction. The Company believes that it has met the legal standards applicable to transactions of this type and intends to vigorously defend itself in the lawsuits.

  The Boards of Directors of Waste Management and WTI had authorized their respective companies to repurchase shares of their own common stock. Waste Management repurchased 30 million shares through a "Dutch auction" tender offer in the second quarter of 1997 but did not repurchase any other shares that year. The Company does not at this time expect to repurchase any additional shares of its own common stock. WTI repurchased 5.1 million shares in the first six months of 1997 but terminated its repurchase activity following the Waste Management offer to acquire the remaining publicly held shares.

  During 1994 through 1996, in conjunction with its previously authorized repurchase program, Waste Management sold put options on 42.3 million shares of its common stock. The put options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. Proceeds from the sale of put options were credited to additional paid-in capital. See
Note 10 to Consolidated Financial Statements for further information. There were no put options outstanding at December 31, 1997, and the Company does not at this time expect to sell additional options in the future.

  In 1994, the Company formed an Employee Stock Benefit Trust and sold 12.6 million shares of treasury stock to the Trust in return for a 30-year, 7.33% note with interest payable quarterly and principal due at maturity. The Company has agreed to contribute to the Trust each quarter funds sufficient, when added to dividends on the shares held by the Trust, to pay interest on the note as well as principal outstanding at maturity. At the direction of an administrative committee composed of Company officers, the Trust will use the shares or proceeds from the sale of the shares to pay employee benefits, and to the extent of such payments by the Trust, the Company will forgive principal and interest on the note.

RISKS AND UNCERTAINTIES

  During the first quarter of 1995, WM International received an assessment from the Swedish Tax Authority of approximately 417 million Krona (approximately $53 million) plus interest from the date of the assessment, relating to a transaction completed in 1990. WM International believes that all appropriate tax returns and disclosures were filed at the time of the transaction and intends to vigorously contest the assessment.

  A Company subsidiary has been involved in litigation challenging a municipal zoning ordinance which restricted the height of its New Milford, Connecticut, landfill to a level below that allowed by the permit previously issued by the Connecticut Department of Environmental Protection ("DEP"). Although a lower Court had declared the zoning ordinance's height limitation unconstitutional, during 1995 the Connecticut Supreme Court reversed this ruling and remanded the case for further proceedings in the Superior Court. In November 1995, the Superior Court ordered the subsidiary to apply for all governmental permits needed to remove all waste above the height allowed by the zoning ordinance, and the Connecticut Supreme Court has upheld that ruling. The Company is complying with the order of the Superior Court while also seeking an alternative resolution to this matter. The Company is unable to predict the outcome of this matter at this time. Depending upon the nature of any plan eventually approved by applicable regulatory authorities for removing the waste, the actual volume of waste to be moved, and other currently unforseeable factors, the subsidiary could incur costs which would have a material adverse impact on the Company's results of operations in one or more future periods.

  In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of waste in interstate commerce through the use of regulatory flow control laws. Such laws typically involve a local government specifying a jurisdictional disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld non-regulatory means by which municipalities may effectively control the flow of municipal solid waste. In addition, federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. There can be no assurance that such alternatives to regulatory flow control will in every case be found to be lawful or that such legislation will be enacted into law.

  The Supreme Court's 1994 ruling and subsequent court decisions have not to date had a material adverse affect on any of the Company's operations. In the event that legislation to effectively grandfather existing flow control mandates is not adopted, the Company believes that affected municipalities will endeavor to implement alternative lawful means to continue controlling the flow of waste. However, given the uncertainty surrounding the matter, it is not possible to predict what impact, if any, it may have in the future on the Company's disposal facilities, particularly WTI's trash-to-energy facilities.

  WTI's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. On May 1, 1997, the Third Circuit Court of Appeals ("Third Circuit") permanently enjoined the State of New Jersey from enforcing its franchise system as a form of unconstitutional solid waste flow control, but stayed the injunction for so long as any appeals were pending. On November 10, 1997, the U.S. Supreme Court announced its decision not to review the Third Circuit decision, thereby ending the stay and, arguably, the facility's disposal franchise. The State had continued to enforce flow control during the stay period. In light of the current circumstances, the facility has lowered its prices and solicited new customers. Under the reimbursement agreement between the project company that owns the Gloucester facility and the bank that provides credit support to the project, the termination of the waste franchise constitutes an event of default. WTI and the credit support bank are presently disputing the consequences of these developments.

  The New Jersey legislature has been considering various alternative solutions, including a bill that provides for the payment and recovery of bonded indebtedness incurred by counties, public authorities and certain qualified private vendors in reliance on the State's franchise system. WTI currently believes that, through either legislative action or a project recapitalization, the Gloucester project can be restructured to operate, in the absence of regulatory flow control, at a level of profitability which will not result in a material adverse impact on consolidated results.

  Within the next several years, the air pollution control systems at certain trash-to-energy facilities owned or leased by WTI will be required to be modified to comply with more stringent air pollution control standards adopted by the United States Environmental Protection Agency in December 1995 for municipal waste combusters. The compliance dates will vary by facility, but all affected facilities will be required to be in compliance with the new rules by the end of the year 2000. Currently available technologies will be adequate to meet the new standards. The total capital expenditures required for such modifications are estimated to be in the $180-$220 million range. The impacted facilities long-term waste supply agreements generally require that customers pay, based on tonnage delivered, their proportionate share of incremental capital, financing, and operating costs resulting from changes in environmental regulations. Customer shares of capital and financing costs are typically recovered over the remaining life of the waste supply agreements. Pro rata operating costs are recovered in the period incurred. The Company currently expects to recover approximately two-thirds of the incremental expenditures incurred to comply with these stricter air emission standards.

  As the states and the U.S. Congress have accelerated their consideration of ways in which economic efficiencies can be gained by deregulating the electric generation industry, some have argued that over-market power sales agreements entered into pursuant to the Public Utilities Regulatory Policies Act of 1978 ("PURPA") should be voidable as "stranded assets." WTI's power production facilities are qualifying facilities under PURPA and depend on the sanctity of their power sales agreements for their economic viability. WTI believes that federal law offers strong protections to its PURPA contracts, and recent state and federal agency and court decisions have unanimously upheld the inviolate nature of these contracts. While there is a risk that future utility restructurings, court decisions or legislative or administrative action in this area could have an adverse effect on its business, the Company currently believes such risk is remote.

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

  In November and December 1997, several alleged purchasers of the Company's stock brought purported class action lawsuits against the Company and several of its current and former officers in the United States District Court for the Northern District of Illinois. Each of the lawsuits asserts that the defendants violated the federal securities laws by issuing allegedly false and misleading statements in 1996 and 1997 about the Company's financial condition and results of operations. Among other things, the plaintiffs allege that the Company employed accounting practices that were improper and that caused its publicly-filed financial statements to be materially false and misleading. The lawsuits demand, among other relief, unspecified monetary damages, attorneys' fees, and the costs of conducting the litigation. The Company intends to defend itself vigorously in this litigation. In January 1998, the fourteen purported class actions were consolidated before one judge in the Northern District of Illinois. Plaintiffs have until May 1998 to file a consolidated amended complaint. It is not possible at this time to predict the impact this litigation may have on the Company, although it is reasonably possible that the outcome may have a materially adverse impact on its financial condition or results of operations in one or more future periods.

  The Company is also aware that the Securities and Exchange Commission has commenced a formal investigation with respect to the Company's previously filed financial statements and related accounting policies, procedures and system of internal controls. The Company intends to cooperate with such investigation. The Company is unable to predict the outcome or impact of this investigation at this time.

  A lawsuit by an alleged Company stockholder purporting to represent a class of the Company's stockholders has been filed in the Chancery Court in and for New Castle County, Delaware (although the Company has not yet been served) against the Company and the members of its Board of Directors alleging breaches of fiduciary duty by the defendants in connection with the Merger. The lawsuit seeks, among other things, to have the transaction enjoined and to recover unspecified damages. The Company believes the suit to be without merit and intends to contest it vigorously.

  WM International operates facilities in Hong Kong which are owned by the Hong Kong government. The Hong Kong economy has been impacted by the economic uncertainty associated with many of the countries in the region. High and volatile interest rates have resulted from speculation regarding its currency. In addition to Hong Kong, WM International has operations in Indonesia and Thailand. These countries have experienced illiquidity, volatile currency exchange rates and interest rates, and reduced economic activity. WM International, and therefore the Company, will be affected for the foreseeable future by economic conditions in this region, although it is not possible to determine the extent of such impact. At December 31, 1997, WM International had a net investment of $107.5 million in these countries. Pretax income from Hong Kong was $25.7 million in 1997. Income from Indonesia and Thailand has not been significant to date.

OUTLOOK

  The Company believes that its current strategy and the actions it has taken during 1997 and and thus far in 1998 position it for long-term growth and improved profitability in a rapidly changing waste services market. However, a number of challenges remain. Continued moderate economic growth is expected to result in relatively modest levels of solid waste volume growth and increasing competition limits pricing opportunities somewhat. WTI has no new trash-to-energy plants expected to come on-stream in the near future, and two of its facilities will be negatively impacted by the renewal of existing contracts at lower prices in 1998. The North American hazardous waste industry remains depressed. Divestiture of discontinued and non-core businesses and monetization of other assets must be completed, thereby allowing capital to be redeployed.

  The Company is responding to these challenges with increased management focus on its core waste management services business, improved productivity through improved management practices and the use of technology, and greater emphasis on generating cash and controlling capital expenditures. Management has also adopted economic value added ("EVA(R)") as a key performance measurement to guide its operations management to improve returns on invested capital.

  The Company expects during 1998 that moderate revenue growth in the solid waste business will be more than offset by divestitures, declines in hazardous waste revenues and reduced pricing on two of WTI's long-term contracts. Cost reduction efforts will be more than offset by increases in depreciation and amortization expense, costs to implement key initiatives such as strategic sourcing, fleet management and information systems, and costs associated with the completion of the accounting review and related matters.

  For 1998, the Company expects its capital expenditures, exclusive of acquisitions to increase to $1.2 billion as it accelerates the purchasing of new collection vehicles in connection with its new fleet management strategy and as it invests in new information systems to improve its financial, administrative, marketing, sales and customer service processes. While the decision to change its fleet management strategy will increase expenditures for new collection vehicles by approximately $150 million in 1998 and $200 million in 1999, the Company anticipates maintenance and operating savings in 1999 and beyond of $20 million to $40 million per year.

  The Company will continue to seek to improve returns by leveraging its network of assets and will also seek to enhance its position in current markets with acquisitions that complement existing operations and resources. At the same time, the Company will continue to dispose of non-core and non-integrated businesses where returns are not satisfactory.

FORWARD-LOOKING INFORMATION.

  Except for historical data, the information herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors, including failure of the Company to complete the Merger with USA Waste, failure to achieve timely the cost savings anticipated by the parties as a result of the Merger, changes in the price of recyclable commodities, severe weather conditions, slowing of the overall economy, higher interest rates, market risk associated with derivatives, failure of the Company's restructuring plans to produce the cost savings anticipated, the inability to complete the divestiture of discontinued businesses or the monetization of other assets at appropriate prices and terms. The Company makes no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof, that may bear upon forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  For an analysis of the Company's market risk, see "Management's Discussion and Analysis of Results of Operations and Financial Condition--Results of Operations" set forth above in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
1.Consolidated Financial Statements
  Report of Independent Public Accountants................................  53
  Consolidated Balance Sheets as of December 31, 1995, 1996 and 1997......  54
  Consolidated Statements of Income for each of the four years ended
   December 31, 1997......................................................  56
  Consolidated Statements of Cash Flows for each of the four years ended
   December 31, 1997......................................................  57
  Consolidated Statements of Stockholders' Equity for each of the four years ended December 31, 1997..........................................  58
  Notes to Consolidated Financial Statements..............................  62
2.Schedule

  Schedule II--Valuation and Qualifying Accounts (as Restated).............. 127

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Waste Management, Inc.:

  We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1997, 1996 and 1995, and the related consolidated statements of income, cash flows and stockholders' equity for each of the four years in the period ended December 31, 1997 (1996 and prior as restated--See Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waste Management, Inc. and subsidiaries as of December 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for each of the four years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

  As discussed in Note 3 to the consolidated financial statements, effective January 1, 1995, the Company changed its method of accounting for capitalized interest on landfill cell construction and effective January 1, 1997, the Company changed its method of accounting for environmental remediation liabilities.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II (1996 and prior as restated) listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 24, 1998 (except with respect to the matters discussed in Note 19, as to which the date is March 17, 1998).

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     AS OF DECEMBER 31, 1995, 1996 AND 1997
                   ($000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                                                RESTATED
                                         ------------------------
                                            1995         1996         1997
                                         -----------  -----------  -----------
CURRENT ASSETS
  Cash and cash equivalents............. $   169,541  $   323,288  $   132,811
  Short-term investments................      12,156      319,338       59,296
  Accounts receivable, less reserve of
   $67,927 in 1995, $52,847 in 1996 and
   $51,805 in 1997......................   1,623,563    1,650,719    1,539,413
  Employee receivables..................       8,496       10,084        7,817
  Parts and supplies....................     143,527      135,417      119,039
  Costs and estimated earnings in excess
   of billings on uncompleted contracts.     242,675      240,531      158,610
  Prepaid expenses......................     120,344      119,273      128,520
                                         -----------  -----------  -----------
    Total Current Assets................ $ 2,320,302  $ 2,798,650  $ 2,145,506
                                         -----------  -----------  -----------
PROPERTY AND EQUIPMENT, at cost
  Land, primarily disposal sites........ $ 4,202,829  $ 4,583,699  $ 3,811,887
  Buildings.............................   1,532,475    1,485,045    1,327,179
  Vehicles and equipment................   7,115,078    7,454,460    6,572,424
  Leasehold improvements................      84,854       85,431       77,202
                                         -----------  -----------  -----------
                                         $12,935,236  $13,608,635  $11,788,692
  Less-Accumulated depreciation and
   amortization.........................  (4,119,397)  (4,810,235)  (4,534,543)
                                         -----------  -----------  -----------
    Total Property and Equipment, Net... $ 8,815,839  $ 8,798,400  $ 7,254,149
                                         -----------  -----------  -----------
OTHER ASSETS
  Intangible assets relating to acquired
   businesses, net...................... $ 3,892,355  $ 3,871,919  $ 3,198,374
  Net assets of continuing businesses
   and surplus real estate held for
   sale.................................     235,354      227,351      154,384
  Sundry, including other investments...   1,575,337    1,387,257      836,685
  Net assets of discontinued operations.     617,972          --           --
                                         -----------  -----------  -----------
    Total Other Assets.................. $ 6,321,018  $ 5,486,527  $ 4,189,443
                                         -----------  -----------  -----------
      Total Assets...................... $17,457,159  $17,083,577  $13,589,098
                                         ===========  ===========  ===========

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                     AS OF DECEMBER 31, 1995, 1996 AND 1997
                   ($000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                                                RESTATED
                                         ------------------------
                                            1995         1996         1997
                                         -----------  -----------  -----------
CURRENT LIABILITIES
  Portion of long-term debt payable
   within one year...................... $ 1,088,033  $   553,493  $ 1,548,465
  Accounts payable......................     999,164      951,491      758,047
  Accrued expenses......................   1,076,017    1,362,048    1,652,314
  Unearned revenue......................     204,166      212,541      233,579
                                         -----------  -----------  -----------
    Total Current Liabilities........... $ 3,367,380  $ 3,079,573  $ 4,192,405
                                         -----------  -----------  -----------
DEFERRED ITEMS
  Income taxes.......................... $   549,682  $   562,906  $   212,869
  Environmental liabilities.............     750,703      673,492      840,378
  Other.................................     714,252      723,112      808,556
                                         -----------  -----------  -----------
    Total Deferred Items................ $ 2,014,637  $ 1,959,510  $ 1,861,803
                                         -----------  -----------  -----------
LONG-TERM DEBT, less portion payable
 within one year........................ $ 6,390,041  $ 6,971,607  $ 5,078,557
                                         -----------  -----------  -----------
NET LIABILITIES OF DISCONTINUED OPERA-
 TIONS.................................. $        --  $    57,874  $        --
                                         -----------  -----------  -----------
MINORITY INTEREST IN SUBSIDIARIES....... $ 1,380,496  $ 1,177,463  $ 1,110,681
                                         -----------  -----------  -----------
COMMITMENTS AND CONTINGENCIES

PUT OPTIONS............................. $   261,959  $    95,789  $        --
                                         -----------  -----------  -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value
   (issuable in series); 50,000,000
   shares authorized; none outstanding
   during the years..................... $        --  $        --  $        --
  Common stock, $1 par value;
   1,500,000,000 shares authorized;
   498,817,093 shares issued in 1995 and
   507,101,774 in 1996 and 1997.........     498,817      507,102      507,102
  Additional paid-in capital............     438,816      887,026      932,253
  Cumulative translation adjustment.....    (102,943)     (79,213)    (239,319)
  Retained earnings.....................   3,582,861    3,228,346    1,735,371
                                         -----------  -----------  -----------
                                         $ 4,417,551  $ 4,543,261  $ 2,935,407
  Less-Treasury stock; 12,782,864 shares
   in 1996 and 41,177,630 in 1997, at
   cost.................................          --      419,871    1,271,885
    1988 Employee Stock Ownership Plan..      13,062        6,396           --
    Employee Stock Benefit Trust
     (11,769,788 shares in 1995 and
     10,886,361 in 1996 and 1997, at
     market)............................     350,151      353,807      299,375
    Minimum pension liability...........      11,692       18,885        7,393
    Restricted stock unearned
     compensation.......................          --        2,541       11,102
                                         -----------  -----------  -----------
    Total Stockholders' Equity.......... $ 4,042,646  $ 3,741,761  $ 1,345,652
                                         -----------  -----------  -----------
      Total Liabilities and
       Stockholders' Equity............. $17,457,159  $17,083,577  $13,589,098
                                         ===========  ===========  ===========

      The accompanying notes are an integral part of these balance sheets.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                   FOR THE FOUR YEARS ENDED DECEMBER 31, 1997
                    (000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                                            RESTATED
                                ----------------------------------
                                   1994        1995        1996        1997
                                ----------  ----------  ----------  -----------
REVENUE.......................  $8,537,883  $9,100,225  $9,225,636  $ 9,188,582
                                ----------  ----------  ----------  -----------
  Operating expenses..........  $6,027,979  $6,514,932  $6,660,766  $ 7,195,376
  Special charges.............          --     335,587     370,735      145,990
  Asset impairment loss.......      33,970      53,772      64,729    1,480,262
  Selling and administrative
   expenses...................   1,062,363   1,091,747   1,095,459    1,129,237
  Interest expense............     350,220     463,861     462,424      446,888
  Interest income.............     (42,793)    (34,883)    (27,904)     (37,580)
  Minority interest...........     126,042      81,367      41,289       45,442
  (Income) loss from
   continuing operations held
   for sale, net of minority
   interest...................     (24,143)    (25,110)       (315)       9,930
  Sundry income, net..........    (109,903)   (252,695)   (102,014)    (173,290)
                                ----------  ----------  ----------  -----------
  Income (loss) from
   continuing operations
   before income taxes........  $1,114,148  $  871,647  $  660,467  $(1,053,673)
  Provision for income taxes..     512,683     451,741     436,473      215,667
                                ----------  ----------  ----------  -----------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS...................  $  601,465  $  419,906  $  223,994  $(1,269,340)
                                ----------  ----------  ----------  -----------
Discontinued Operations:
  Income from operations, less
   applicable income taxes and
   minority interest of
   $45,031 in 1994, $9,125 in
   1995 and $17,490 in 1996...  $   27,324  $   38,686  $   22,620  $       --
  Income (loss) on disposal or
   from reserve adjustment,
   net of applicable income
   taxes and minority interest
   of ($3,005) in 1995,
   ($18,640) in 1996 and
   $100,842 in 1997...........          --     (33,823)   (285,921)      95,688
                                ----------  ----------  ----------  -----------
INCOME (LOSS) BEFORE EXTRAOR-
 DINARY ITEM AND CUMULATIVE
 EFFECT OF CHANGES IN ACCOUNT-
 ING PRINCIPLES...............  $  628,789  $  424,769  $  (39,307) $(1,173,652)
                                ----------  ----------  ----------  -----------
Extraordinary loss on
 refinancing of debt, net of
 tax benefit and minority
 interest of $767.............  $       --  $       --  $       --  $      (516)
Cumulative effect of changes
 in accounting principles, net
 of tax
 benefit of $819 in 1994,
 $48,147 in 1995 and $1,100 in
 1997.........................      (1,281)    (84,672)         --       (1,936)
                                ----------  ----------  ----------  -----------
NET INCOME (LOSS).............  $  627,508  $  340,097  $  (39,307) $(1,176,104)
                                ==========  ==========  ==========  ===========
AVERAGE COMMON SHARES OUT-
 STANDING.....................     483,748     485,346     489,171      466,601
                                ==========  ==========  ==========  ===========
EARNINGS (LOSS) PER SHARE:
 Basic--
  Continuing operations.......  $     1.24  $     0.86  $     0.46  $     (2.72)
  Discontinued operations.....        0.06        0.01       (0.54)        0.20
  Extraordinary item..........          --          --          --           --
  Cumulative effect of changes
   in accounting principles...          --       (0.17)         --           --
                                ----------  ----------  ----------  -----------
    NET INCOME (LOSS).........  $     1.30  $     0.70  $    (0.08) $     (2.52)
                                ==========  ==========  ==========  ===========
 Diluted--
  Continuing operations.......  $     1.24  $     0.86  $     0.46  $     (2.72)
  Discontinued operations.....        0.06        0.01       (0.54)        0.20
  Extraordinary item..........          --          --          --           --
  Cumulative effect of changes
   in accounting principles...          --       (0.17)         --           --
                                ----------  ----------  ----------  -----------
    NET INCOME (LOSS).........  $     1.30  $     0.70  $    (0.08) $     (2.52)
                                ==========  ==========  ==========  ===========

        The accompanying notes are an integral part of these statements.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE FOUR YEARS ENDED DECEMBER 31, 1997
                                (000'S OMITTED)

                                          RESTATED
                             -------------------------------------
                                1994         1995         1996         1997
                             -----------  -----------  -----------  -----------
Cash flows from operating
 activities:
 Net income (loss) for the
  year.....................  $   627,508  $   340,097  $   (39,307) $(1,176,104)
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
 Depreciation and
  amortization.............      996,407    1,035,018    1,065,683    1,080,105
 Provision for deferred
  income taxes.............      204,400      114,000      196,500     (405,100)
 Undistributed earnings of
  equity investees.........      (48,200)       1,500      (34,200)       8,000
 Minority interest in
  subsidiaries.............      148,783       81,789       42,111       44,687
 Interest on Liquid Yield
  Option Notes and
  Subordinated Notes.......       33,551       23,021       22,343       20,682
 Contribution to 1988
  Employee Stock Ownership
  Plan.....................        7,930        6,667        6,666        6,396
 Special charges...........           --      335,587      370,735      145,990
 Asset impairment loss.....       33,970       53,772       64,729    1,480,262
 Extraordinary item........           --           --           --          516
 Cumulative effect of
  changes in accounting
  principles...............        1,281       84,672           --        1,936
 Loss (income) on disposal
  of discontinued
  operations or reserve
  adjustments, net of tax
  and minority interest....           --       33,823      285,921      (95,688)
 (Gain) on disposition of
  business and assets......      (25,100)    (168,875)     (30,086)    (180,293)
Changes in assets and
 liabilities, excluding
 effects of acquired or
 divested companies:
 Receivables, net..........     (119,785)      60,817       (1,718)      57,922
 Other current assets......      (57,509)      23,412        5,747       62,602
 Sundry other assets.......      (43,116)     (71,766)    (132,311)     127,125
 Accounts payable..........      182,874       39,669      (61,268)    (165,829)
 Accrued expenses and
  unearned revenue.........       32,363      (76,398)      11,923      529,763
 Deferred items............     (298,097)      84,301     (185,532)      11,587
 Other, net................       57,163      (52,535)      52,092       48,446
                             -----------  -----------  -----------  -----------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES......  $ 1,734,423  $ 1,948,571  $ 1,640,028  $ 1,603,005
                             -----------  -----------  -----------  -----------
Cash flows from investing
 activities:
 Short-term investments....  $     2,755  $    17,804  $     1,170  $   (53,569)
 Capital expenditures......   (1,440,238)  (1,340,261)  (1,063,552)    (879,545)
 Proceeds from asset
  monetization program.....      287,046      165,716      752,345    1,375,206
 Cost of acquisitions, net
  of cash acquired.........     (197,201)    (224,304)    (104,778)     (51,360)
 Other investments.........      (26,246)     (50,119)     (16,372)      (8,877)
 Acquisition of minority
  interests................      (57,865)    (170,854)    (342,034)    (104,165)
                             -----------  -----------  -----------  -----------
NET CASH OBTAINED FROM
 (USED FOR) INVESTING
 ACTIVITIES................  $(1,431,749) $(1,602,018) $  (773,221) $   277,690
                             -----------  -----------  -----------  -----------
Cash flows from financing
 activities:
 Cash dividends............  $  (290,266) $  (291,421) $  (308,265) $  (309,577)
 Proceeds from issuance of
  indebtedness.............    1,710,586    1,803,383    2,907,544    1,105,427
 Repayments of
  indebtedness.............   (1,752,552)  (1,860,451)  (2,933,632)  (1,967,048)
 Proceeds from exercise of
  stock options, net.......        7,970       14,132       65,766       41,220
 Contributions from
  minority interests.......       22,169       24,394       10,242           --
 Other distributions to
  minority stockholders by
  affiliated companies.....           --           --           --      (36,341)
 Stock repurchases.........           --           --     (473,560)    (903,248)
 Proceeds from sales of put
  options..................       29,965       21,622       18,845           --
 Settlement of put options.           --      (12,019)          --       (1,605)
                             -----------  -----------  -----------  -----------
NET CASH USED FOR FINANCING
 ACTIVITIES................  $  (272,128) $  (300,360) $  (713,060) $(2,071,172)
                             -----------  -----------  -----------  -----------
Net increase (decrease) in
 cash and cash equivalents.  $    30,546  $    46,193  $   153,747  $  (190,477)
Cash and cash equivalents
 at beginning of year......       92,802      123,348      169,541      323,288
                             -----------  -----------  -----------  -----------
Cash and cash equivalents
 at end of year............  $   123,348  $   169,541  $   323,288  $   132,811
                             ===========  ===========  ===========  ===========
Supplemental disclosures of
 cash flow information:
 Cash paid during the year
  for:
 Interest, net of amounts
  capitalized..............  $   307,257  $   439,323  $   402,321  $   428,531
 Income taxes, net of
  refunds received.........      241,657      283,165      326,679      344,188
Supplemental schedule of
 noncash investing and
 financing activities:
 LYONs converted into
  common stock of the
  Company..................        1,594        2,598        2,176          659
 Liabilities assumed in
  acquisitions of
  businesses...............      225,723      219,285      114,897       23,356
 Fair market value of
  Company and subsidiary
  stock issued for acquired
  businesses...............        4,773       66,172      236,001        2,696
 Exchange of interest in
  ServiceMaster Consumer
  Services L.P.............           --      467,000           --           --
 Subordinated Notes issued
  for acquisition of CWM
  minority interest........  $        --  $   436,830  $        --  $        --
                             ===========  ===========  ===========  ===========

        The accompanying notes are an integral part of these statements.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE FOUR YEARS ENDED DECEMBER 31, 1997
                   ($000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                                                          ADDITIONAL CUMULATIVE
                                                  COMMON   PAID-IN   TRANSLATION
                                                  STOCK    CAPITAL   ADJUSTMENT
                                                 -------- ---------- -----------
Balance, January 1, 1994, as previously
 reported......................................  $496,217  $668,470   $(245,587)
Cumulative effect of prior period adjustments..        --    14,117          --
                                                 --------  --------   ---------
Balance, January 1, 1994, as restated..........  $496,217  $682,587   $(245,587)
                                                 --------  --------   ---------
 Net income for the year (restated)............  $     --  $     --   $      --
 Cash dividends ($.60 per share)...............        --        --          --
 Dividends paid to Employee Stock Benefit
  Trust........................................        --     5,617          --
 Common stock issued upon exercise of stock
  options......................................        --    (5,948)         --
 Treasury stock received in connection with
  exercise of stock options....................        --        --          --
 Tax benefit of non-qualified stock options
  exercised....................................        --     1,527          --
 Contribution of 1988 ESOP (375,312 shares)....        --        --          --
 Treasury stock received as settlement for
  claims.......................................        --        --          --
 Common stock issued upon conversion of LYONs..        96     1,442          --
 Common stock issued for acquisitions..........        74     1,471          --
 Temporary equity related to put options.......        --  (252,328)         --
 Proceeds from sale of put options.............        --    29,965          --
 Sale of shares to Employee Stock Benefit Trust
  (12,601,609 shares)..........................        --  (106,327)         --
 Adjustment of Employee Stock Benefit Trust to
  market value.................................        --    16,064          --
 Adjustment for minimum pension liability......        --        --          --
 Transfer of equity interests among controlled
  subsidiaries.................................        --    (2,803)         --
 Cumulative translation adjustment of foreign
  currency statements..........................        --        --      94,755
                                                 --------  --------   ---------
Balance, December 31, 1994, as restated........  $496,387  $371,267   $(150,832)
                                                 --------  --------   ---------
 Net income for the year (restated)............  $     --  $     --   $      --
 Cash dividends ($.60 per share)...............        --        --          --
 Dividends paid to Employee Stock Benefit
  Trust........................................        --     7,207          --
 Common stock issued upon exercise of stock
  options......................................        44    (4,405)         --
 Treasury stock received in connection with
  exercise of stock options....................        --        --          --
 Tax benefit of non-qualified stock options
  exercised....................................        --     2,049          --
 Contribution of 1988 ESOP (322,508 shares)....        --        --          --
 Treasury stock received as settlement for
  claims.......................................        --        --          --
 Common stock issued upon conversion of LYONs..       150     2,448          --
 Common stock issued for acquisitions..........     2,236    15,768          --
 Temporary equity related to put options.......        --    (9,631)         --
 Proceeds from sale of put options.............        --    21,622          --
 Settlement of put options.....................        --   (12,019)         --
 Common stock purchased through nonqualified
  deferred compensation plan...................        --        38          --
 Adjustment of Employee Stock Benefit Trust to
  market value.................................        --    43,943          --
 Adjustment for minimum pension liability......        --        --          --
 Transfer of equity interests among controlled
  subsidiaries.................................        --       529          --
 Cumulative translation adjustment of foreign
  currency statements..........................        --        --      47,889
                                                 --------  --------   ---------
Balance, December 31, 1995, as restated........  $498,817  $438,816   $(102,943)
                                                 --------  --------   ---------

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE FOUR YEARS ENDED DECEMBER 31, 1997
                   ($000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                      1988 EMPLOYEE    EMPLOYEE     MINIMUM  RESTRICTED STOCK
 RETAINED   TREASURY      STOCK          STOCK      PENSION      UNEARNED
 EARNINGS    STOCK    OWNERSHIP PLAN BENEFIT TRUST LIABILITY   COMPENSATION
----------  --------  -------------- ------------- --------- ----------------

$3,693,108  $425,097     $27,659       $     --     $    --        $--
  (483,341)       --          --             --       8,085         --
----------  --------     -------       --------     -------        ---
$3,209,767  $425,097     $27,659       $     --     $ 8,085        $--
----------  --------     -------       --------     -------        ---
$  627,508  $     --     $    --       $     --     $    --        $--
  (290,266)       --          --             --          --         --

    (5,617)       --          --             --          --         --

        --    (8,250)         --         (5,928)         --         --

        --       260          --             --          --         --

        --        --          --             --          --         --
        --        --      (7,930)            --          --         --

        --     2,741          --             --          --         --
        --       (56)         --             --          --         --
        --        --          --             --          --         --
        --        --          --             --          --         --
        --        --          --             --          --         --

        --  (419,792)         --        313,465          --         --

        --        --          --         16,064          --         --
        --        --          --             --        (350)        --

        --        --          --             --          --         --

        --        --          --             --          --         --
----------  --------     -------       --------     -------        ---
$3,541,392  $     --     $19,729       $323,601     $ 7,735        $--
----------  --------     -------       --------     -------        ---
$  340,097  $     --     $    --       $     --     $    --        $--
  (291,421)       --          --             --          --         --

    (7,207)       --          --             --          --         --

        --    (1,763)         --        (17,393)         --         --

        --       663          --             --          --         --

        --        --          --             --          --         --
        --        --      (6,667)            --          --         --

        --     1,100          --             --          --         --
        --        --          --             --          --         --
        --        --          --             --          --         --
        --        --          --             --          --         --
        --        --          --             --          --         --
        --        --          --             --          --         --

        --        --          --             --          --         --

        --        --          --         43,943          --         --
        --        --          --             --       3,957         --

        --        --          --             --          --         --

        --        --          --             --          --         --
----------  --------     -------       --------     -------        ---
$3,582,861  $     --     $13,062       $350,151     $11,692        $--
----------  --------     -------       --------     -------        ---

        The accompanying notes are an integral part of these statements.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                   FOR THE FOUR YEARS ENDED DECEMBER 31, 1997
                   ($000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                                                          ADDITIONAL CUMULATIVE
                                                  COMMON   PAID-IN   TRANSLATION
                                                  STOCK    CAPITAL   ADJUSTMENT
                                                 -------- ---------- -----------
Balance, January 1, 1996, as restated..........  $498,817  $438,816   $(102,943)
                                                 --------  --------   ---------
 Net (loss) for the year (restated)............  $     --  $     --   $      --
 Cash dividends ($.63 per share)...............        --        --          --
 Dividends paid to Employee Stock Benefit
  Trust........................................        --     6,943          --
 Common stock repurchase (14,390,000 shares)...        --        --          --
 Common stock issued upon exercise of stock
  options and grants of restricted stock.......       217   (10,938)         --
 Treasury stock received in connection with
  exercise of stock options....................        --        --          --
 Tax benefit of non-qualified stock options
  exercised....................................        --     6,859          --
 Unearned compensation related to issuance of
  restricted stock to employees................        --        --          --
 Earned compensation related to restricted
  stock (net of reversals on forfeited shares).        --        --          --
 Contribution to 1988 ESOP (307,041 shares)....        --        --          --
 Treasury stock received as settlement for
  claims.......................................        --        --          --
 Common stock issued upon conversion of LYONs..       111     1,905          --
 Common stock issued for acquisitions..........     7,957   219,867          --
 Temporary equity related to put options.......        --   166,170          --
 Proceeds from sale of put options.............        --    18,845          --
 Common stock purchased through nonqualified
  deferred compensation plan...................        --     6,281          --
 Adjustment of Employee Stock Benefit Trust to
  market value.................................        --    32,278          --
 Adjustment for minimum pension liability......        --        --          --
 Cumulative translation adjustment of foreign
  currency statements..........................        --        --      23,730
                                                 --------  --------   ---------
Balance, December 31, 1996, as restated........  $507,102  $887,026   $ (79,213)
                                                 --------  --------   ---------
 Net (loss) for the year.......................  $     --  $     --   $      --
 Cash dividends ($.67 per share)...............        --        --          --
 Dividends paid to Employee Stock Benefit
  Trust........................................        --     7,294          --
 Common stock repurchase (30,000,000 shares)...        --        --          --
 Common stock issued upon exercise of stock
  options and grants of restricted stock.......        --    (6,051)         --
 Compensation paid with stock options..........        --       701          --
 Tax benefit of non-qualified stock options
  exercised....................................        --     2,741          --
 Unearned compensation related to issuance of
  restricted stock to employees................        --        --          --
 Earned compensation related to restricted
  stock (net of reversals on forfeited shares).        --        --          --
 Reversal of unearned compensation upon
  cancellation of restricted stock.............        --        --          --
 Contribution to 1988 ESOP (295,089 shares)....        --        --          --
 Treasury stock received as settlement for
  claims.......................................        --        --          --
 Common stock issued upon conversion of LYONs..        --      (324)         --
 Common stock issued for acquisitions..........        --    (1,057)         --
 Temporary equity related to put options.......        --    95,789          --
 Settlement of put options.....................        --    (1,605)         --
 Common stock purchased through nonqualified
  deferred compensation plan...................        --     2,171          --
 Adjustment of Employee Stock Benefit Trust to
  market value.................................        --   (54,432)         --
 Adjustment for minimum pension liability......        --        --          --
 Cumulative translation adjustment of foreign
  currency statements..........................        --        --    (160,106)
                                                 --------  --------   ---------
Balance, December 31, 1997.....................  $507,102  $932,253   $(239,319)
                                                 --------  --------   ---------

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                   FOR THE FOUR YEARS ENDED DECEMBER 31, 1997
                   ($000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                          1988 EMPLOYEE    EMPLOYEE     MINIMUM  RESTRICTED STOCK
 RETAINED      TREASURY       STOCK          STOCK      PENSION      UNEARNED
 EARNINGS       STOCK     OWNERSHIP PLAN BENEFIT TRUST LIABILITY   COMPENSATION
-----------   ----------  -------------- ------------- --------- ----------------
$3,582,861    $       --     $13,062       $350,151     $11,692      $    --
-----------   ----------     -------       --------     -------      -------
$   (39,307)  $       --     $    --       $     --     $    --      $    --
   (308,265)          --          --             --          --           --

     (6,943)          --          --             --          --           --
         --      473,560          --             --          --           --

         --      (53,323)         --        (28,622)         --           --

         --        5,458          --             --          --           --

         --           --          --             --          --           --

         --           --          --             --          --        2,640

         --           --          --             --          --          (99)
         --           --      (6,666)            --          --           --

         --        2,513          --             --          --           --
         --         (160)         --             --          --           --
         --       (8,177)         --             --          --           --
         --           --          --             --          --           --
         --           --          --             --          --           --

         --           --          --             --          --           --

         --           --          --         32,278          --           --
         --           --          --             --       7,193           --

         --           --          --             --          --           --
-----------   ----------     -------       --------     -------      -------
$ 3,228,346   $  419,871     $ 6,396       $353,807     $18,885      $ 2,541
-----------   ----------     -------       --------     -------      -------
$(1,176,104)  $       --     $    --       $     --     $    --      $    --
   (309,577)          --          --             --          --           --

     (7,294)          --          --             --          --           --
         --      903,248          --             --          --           --

         --      (47,271)         --             --          --           --
         --           --          --             --          --           --

         --           --          --             --          --           --

         --           --          --             --          --       23,444

         --           --          --             --          --       (2,357)

         --           --          --             --          --      (12,526)
         --           --      (6,396)            --          --           --

         --          773          --             --          --           --
         --         (983)         --             --          --           --
         --       (3,753)         --             --          --           --
         --           --          --             --          --           --
         --           --          --             --          --           --

         --           --          --             --          --           --

         --           --          --        (54,432)         --           --
         --           --          --             --     (11,492)          --

         --           --          --             --          --           --
-----------   ----------     -------       --------     -------      -------
$1,735,371    $1,271,885     $    --       $299,375     $ 7,393      $11,102
-----------   ----------     -------       --------     -------      -------

        The accompanying notes are an integral part of these statements.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (TABLES IN MILLIONS EXCEPT PER SHARE AMOUNTS UNLESS OTHERWISE NOTED)

NOTE 1. BUSINESS AND FINANCIAL STATEMENTS

  Waste Management, Inc. (formerly WMX Technologies, Inc.) and its subsidiaries ("Waste Management" or the "Company") provide waste management and related services to governmental, residential, commercial, and industrial customers in the United States and in select international markets. The Company previously provided process engineering and construction, specialty contracting and industrial scaffolding services through its Rust International Inc. ("Rust") subsidiary, water process systems, equipment manufacturing and water and wastewater facility operations and privatization services through its Wheelabrator Technologies Inc. ("WTI") subsidiary. As of December 31, 1997, WTI and Rust had sold all of these businesses, and accordingly they are classified as discontinued operations in the accompanying financial statements. The Company now operates in only the waste management services industry. See Note 14 for details of certain financial information by geographic area.

  The accompanying financial statements are prepared on a consolidated basis and include the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain of the Company's subsidiaries are restricted as to payment of dividends to the Company. However, the Company has access to the net assets of such subsidiaries through intercompany loans and advances.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Future events could alter such estimates in the near term.

NOTE 2. RESTATEMENT AND RECLASSIFICATION

  The Company has restated and reclassified its financial statements for each of the three years ended December 31, 1996. The cumulative after-tax effect for periods prior to January 1, 1994, has been reflected as a charge to beginning retained earnings in the Consolidated Statements of Stockholders' Equity. Unaudited quarterly financial data for the years 1995 and 1996 and the first three quarters of 1997, as shown in Note 20, has also been restated and reclassified. Except as otherwise stated herein, all information presented in the Consolidated Financial Statements and related notes includes all such restatements and reclassifications.

  As a result of a comprehensive review begun in the third quarter of 1997, the Company determined that certain items of expense were incorrectly reported in previously issued financial statements. These principally relate to vehicle, equipment and container depreciation expense, capitalized interest and income taxes. With respect to depreciation, the Company determined that incorrect vehicle and container salvage values had been used, and errors had been made in the expense calculations. The Company also concluded that capitalized interest relating to landfill construction projects had been misstated. On January 1, 1995, the Company changed its accounting for capitalized interest (see "Capitalized Interest"), but the cumulative "catch-up" charge was not properly recorded in the 1995 financial statements, and errors were made in applying the new method in subsequent years. Capitalized interest for 1995, 1996 and the first three quarters of 1997 has accordingly been restated.

  The prior period restatements also include earlier recognition of certain asset value impairments (primarily related to land, landfill and recycling investments) and of environmental liabilities (primarily related to remediation and landfill closure and post-closure expense accruals including restatement of purchase accounting). The reduction of the special charge in 1996 is due primarily to the reversal of software impairment charges which were recorded prematurely.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  A summary of the restatements by category is as follows:

                                                        CUMULATIVE RESTATEMENTS
                                                         THROUGH DECEMBER 31,
                                                                 1996
                                                        -----------------------
                                                             (IN MILLIONS)
      Vehicle, equipment and container depreciation
       expense.........................................         $  509
      Capitalized interest.............................            192
      Environmental and closure/post-closure costs and
       reserves........................................            173
      Purchase accounting related to remediation
       reserves........................................            128
      Asset impairment losses..........................            214
      Software impairment charges......................            (85)
      Other, including minority interest...............            301
                                                                ------
        Total pretax...................................         $1,432
      Tax effects on above items including income tax
       reserve adjustments.............................           (297)
                                                                ------
                                                                $1,135
                                                                ======

  In the fourth quarter of 1997, the Company reclassified the results of certain Rust business units to continuing operations held for sale. These businesses had previously been reported as discontinued operations. Accounting standards require such reclassification because divestiture did not occur within one year from the date the businesses were initially reported as discontinued operations.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  The Company also reclassified certain items of income and expense in previously issued financial statements. The primary effect of such reclassification is to increase various expense categories by amounts which had been offset against gains in sundry income. Such reclassifications, which did not change net income, affected various line items within the Consolidated Statements of Income.

  The effect of such reclassifications, and the restatements discussed above, on the income statement line items, is shown in the following table:

                          AS PREVIOUSLY                                   AS
                            REPORTED    RECLASSIFICATIONS RESTATEMENTS RESTATED
                          ------------- ----------------- ------------ --------
1994
Revenue.................    $8,482.7         $ 55.2         $    --    $8,537.9
                            --------         ------         -------    --------
Operating expenses......    $5,827.6         $ 42.2         $ 158.2    $6,028.0
Asset impairment loss...          --             --            34.0        34.0
Selling and administra-
 tive expenses..........       997.2           51.6            13.5     1,062.3
Interest, net...........       300.3            1.4             5.7       307.4
Minority interest.......       127.0            6.5            (7.5)      126.0
(Income) loss from con-
 tinuing operations held
 for sale...............          --          (24.1)             --       (24.1)
Sundry income, net......       (64.4)         (51.0)            5.5      (109.9)
Provision for income
 taxes..................       552.6           13.9           (53.8)      512.7
(Income) loss from dis-
 continued operations...       (42.0)          14.7              --       (27.3)
Cumulative effect of
 changes in accounting
 principles.............          --             --             1.3         1.3
                            --------         ------         -------    --------
    Net Income..........    $  784.4         $   --         $(156.9)   $  627.5
                            ========         ======         =======    ========
1995
Revenue.................    $9,053.0         $ 47.2         $    --    $9,100.2
                            --------         ------         -------    --------
Operating expenses......    $6,220.9         $162.1         $ 131.9    $6,514.9
Special charge..........       335.2             --             0.4       335.6
Asset impairment loss...          --             --            53.8        53.8
Selling and administra-
 tive expenses..........     1,004.9          102.9           (16.1)    1,091.7
Interest, net...........       384.7           13.2            31.1       429.0
Minority interest.......        81.9           (4.3)            3.8        81.4
(Income) loss from con-
 tinuing operations held
 for sale...............          --          (25.1)            --        (25.1)
Sundry income, net......       (76.5)        (172.5)           (3.7)     (252.7)
Provision for income
 taxes..................       483.7            8.9           (40.9)      451.7
(Income) loss from dis-
 continued operations...        14.3          (38.0)           18.8        (4.9)
Cumulative effect of
 changes in accounting
 principles.............          --             --            84.7        84.7
                            --------         ------         -------    --------
    Net Income..........    $  603.9         $   --         $(263.8)   $  340.1
                            ========         ======         =======    ========
1996
Revenue.................    $9,187.0         $ 38.6         $    --    $9,225.6
                            --------         ------         -------    --------
Operating expenses......    $6,372.8         $  7.8         $ 280.2    $6,660.8
Special charge..........       471.6             --          (100.9)      370.7
Asset impairment loss...          --             --            64.7        64.7
Selling and administra-
 tive expenses..........       979.2           45.9            70.4     1,095.5
Interest, net...........       348.1           51.0            35.4       434.5
Minority interest.......        57.6            0.9           (17.2)       41.3
(Income) loss from con-
 tinuing operations held
 for sale...............          --           (0.3)             --        (0.3)
Sundry income, net......       (85.2)         (56.0)           39.1      (102.1)
Provision for income
 taxes..................       565.1           (9.9)         (118.7)      436.5
(Income) loss from dis-
 continued operations...       285.7           (0.8)          (21.6)      263.3
                            --------         ------         -------    --------
    Net Income (loss)...    $  192.1         $   --         $(231.4)   $  (39.3)
                            ========         ======         =======    ========

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  These restatements increased (decreased) previously reported results and earnings per share as shown in the following table:

                                                      YEAR ENDED DECEMBER 31
                                                      -------------------------
                                                       1994     1995     1996
                                                      -------  -------  -------
Income from continuing operations before income tax-
 es.................................................  $(180.8) $(230.3) $(382.4)
Provision for income taxes..........................     39.9     32.0    128.6
                                                      -------  -------  -------
Income from continuing operations...................  $(140.9) $(198.3) $(253.8)
Discontinued operations.............................   ( 14.7)    19.2     22.4
Cumulative effect of accounting change..............     (1.3)   (84.7)      --
                                                      -------  -------  -------
Net income..........................................  $(156.9) $(263.8) $(231.4)
                                                      =======  =======  =======
Earnings per share--
 Basic--
  Continuing operations.............................  $ (0.29) $ (0.41) $ (0.52)
  Discontinued operations...........................    (0.03)    0.04     0.04
  Accounting change.................................       --    (0.17)      --
                                                      -------  -------  -------
    Net income......................................  $ (0.32) $ (0.54) $ (0.48)
                                                      =======  =======  =======
 Diluted--
  Continuing operations.............................  $ (0.29) $ (0.39) $ (0.51)
  Discontinued operations...........................    (0.03)    0.04     0.03
  Accounting change.................................       --    (0.17)      --
                                                      -------  -------  -------
    Net income......................................  $ (0.32) $ (0.52) $ (0.48)
                                                      =======  =======  =======

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 3. SUMMARY OF ACCOUNTING POLICIES

  Revenue Recognition. The Company is primarily in a service business and recognizes revenue when services are performed. Results from long-term contracts are recorded on the percentage-of-completion basis with losses recognized in full when identified. Changes in project performance and conditions, estimated profitability and final contract settlements may result in future revisions to long-term contract costs and income.

  Foreign Currency. The functional currency of the majority of the Company's foreign subsidiaries is the local currency of the country in which the subsidiary operates. Accordingly, such subsidiaries' assets and liabilities are translated at the rates of exchange at the balance sheet date while income statement accounts are translated at the average exchange rates in effect during the period. The resulting translation difference is charged or credited directly to stockholders' equity, as revenues, expenses and cash flows of the subsidiaries are primarily in their local currencies. Foreign exchange transaction losses (income) (net of related income taxes and minority interest) of $3.3 million, $2.2 million, $ 0.3 million and ($0.9) million are included in the Consolidated Statements of Income for 1994, 1995, 1996, and 1997, respectively.

  Cash Equivalents. All highly liquid investments with maturities of three months or less at date of purchase are considered to be cash equivalents.

  Short-Term Investments. As part of its cash management program, the Company from time-to-time maintains a portfolio of marketable investment securities ($12.2 million, $11.0 million and $3.0 million at December 31, 1995, 1996 and 1997, respectively). The securities have an investment grade of not less than A and a term to earliest maturity generally of less than one year, and include tax exempt securities, certificates of deposit and Euro-dollar time deposits. These securities are carried at cost.

  Short-term investments also include investments classified as "trading," which are carried at market price with unrealized gains and losses included in Sundry Income. At December 31, 1996, this category included the shares of Wessex Water Plc ("Wessex") (see Note 15). At December 31, 1997, this category included certain other equity securities classified as "trading" as well as a price collar related to such investment. These securities were delivered in 1998 in exchange for the cap price of the collar. See Note 7.

  Environmental Liabilities. The Company provides for estimated closure and post-closure monitoring costs over the operating life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 89 sites listed on the Superfund National Priority List ("NPL"). When the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements, based upon management's judgment and prior experience, for the Company's best estimate of the liability. Such estimates are subsequently revised as deemed necessary as additional information becomes available. See
Note 8 for additional information.

  Contracts in Process. Information with respect to contracts in process (which relate primarily to contracts involving a substantial construction component) at December 31, 1995, 1996 and 1997, is as follows:

                                                    1995      1996      1997
                                                  --------  --------  --------
Costs and estimated earnings on uncompleted
 contracts....................................... $1,176.6  $1,192.2  $1,511.7
Less: Billing on uncompleted contracts...........   (952.8)   (979.9) (1,374.1)
                                                  --------  --------  --------
  Total contracts in process..................... $  223.8  $  212.3  $  137.6
                                                  ========  ========  ========

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  Contracts in process are included in the Consolidated Balance Sheets under the following captions:

                                                         1995    1996    1997
                                                        ------  ------  ------
Costs and estimated earnings in excess of billings on
 uncompleted contracts................................. $242.7  $240.5  $158.6
Billings in excess of costs and estimated earnings on
 uncompleted contracts (included in unearned revenue)..  (18.9)  (28.2)  (21.0)
                                                        ------  ------  ------
  Total contracts in process........................... $223.8  $212.3  $137.6
                                                        ======  ======  ======

  All contracts in process are expected to be billed and collected within five years.

  Accounts receivable includes retainage which has been billed, but which is not due pursuant to contract provisions until completion. Such retainage at December 31, 1997, is $5.3 million, including $1.1 million that is expected to be collected after one year. Retainage was $8.0 million at December 31, 1996, and $12.8 million at December 31, 1995.

  Property and Equipment. Property and equipment (including major repairs and improvements) are capitalized and stated at cost. Items of an ordinary maintenance or repair nature are charged directly to operations. Disposal sites are carried at cost and to the extent the land component exceeds end use realizable value, such excess is amortized over the estimated life of the disposal site. Disposal site improvement costs are capitalized and charged to operations over the shorter of the estimated usable life of the site or the improvement.

  Preparation costs for individual secure land disposal cells are recorded as land improvements. Cell costs are amortized as the airspace is filled. Significant costs capitalized for such cells include excavation and grading costs, costs relating to the design and construction of liner systems, and gas collection and leachate collection systems.

  Depreciation and Amortization. The cost, less estimated salvage value for certain types of assets, of property and equipment had been depreciated over the following estimated useful lives on the straight-line method: buildings, 10 - 40 years; heavy collection vehicles, 10 - 12 years; other vehicles, 3 - 6 years; rolloff containers, 20 years; other containers, 15 years; machinery and equipment, 3 - 20 years; leasehold improvements, over the life of the applicable lease.

  Effective October 1, 1997, the Board of Directors approved a management recommendation to revise the Company's North American collection fleet management policy. Front-end loaders will be replaced after 8 years, and rear-end loaders and rolloff trucks after 10 years. The previous policy was to not replace front-end loaders before they were a minimum of 10 years old and other heavy collection vehicles before they were a minimum of 12 years old. As a result of this decision, the Company recognized an impairment writedown of $70.9 million in the fourth quarter of 1997 for those vehicles scheduled for replacement in the next two years under the new policy (see Note 16). Depreciable lives have been adjusted commencing in the fourth quarter of 1997 to reflect the new policy. Also effective October 1, 1997, the Company reduced depreciable lives on containers from 15 and 20 years to 12 years, and ceased assigning salvage value in computing depreciation on North American collection vehicles or containers. These changes in estimates increased depreciation expense by $33.7 million in the fourth quarter of 1997.

  Also effective October 1, 1997, the Company changed its process for estimating landfill lives. The Company now amortizes landfill costs over estimated landfill capacity which includes permitted landfill airspace plus expansions which are probable of being obtained in the next five years. The Company's prior practice was to consider likely future expansions in the amortization calculations, whether or not the permits were expected to be obtained within the next five years. Factors in determining probable expansions on a site-by-site basis include secured rights to required land, status of legal, environmental, regulatory and political issues, and the extent to which the permit application process has proceeded. This change in estimate increased depreciation and amortization by $12.7 million and the provision for closure and post-closure by $3.1 million in the fourth quarter of 1997, and resulted in estimated landfill capacity declining from 2.9 billion cubic yards to 1.8 billion cubic yards.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of market value of net assets acquired ("goodwill"). Such goodwill is amortized on a straight-line basis over a period of not more than forty years. The accumulated amortization of intangible assets amounted to $582.9 million, $685.8 million and $670.7 million as of December 31, 1995, 1996 and 1997, respectively.

  On an ongoing basis, the Company measures realizability of goodwill by the ability of acquired businesses to generate current and expected future after-tax operating income in excess of annual amortization. If such realizability is in doubt, an adjustment is made to reduce the carrying value of the goodwill.

  Capitalized Interest. Interest has been capitalized on significant landfills, trash-to-energy plants and other projects under construction. Amounts capitalized and netted against Interest Expense in the Consolidated Statements of Income were $105.9 million in 1994, $43.9 million in 1995, $35.6 million in 1996, and $26.0 million in 1997.

  Effective January 1, 1995, the Company changed its method of capitalizing interest on landfill cells. Previously, interest was capitalized using a method that allocated construction costs incurred to airspace on a total landfill basis. The new method uses as a base for interest capitalization the discrete construction activities related to each cell and results in less interest being capitalized. In a landfill disposal services market characterized by substantial price competition and minimal anticipated volume growth, the new method reduces the risk of an asset impairment in the future. The change reduced 1995 net income from continuing operations by $20.0 million or approximately $0.04 per share. The unaudited proforma effect of this change to a preferable method, on 1994 and 1995 had the change been made as of January 1, 1994, and excluding the cumulative effect of the accounting change, is shown in the following table:

                                                       ACTUAL       PRO FORMA
                                                    ------------- -------------
                                                     1994   1995   1994   1995
                                                    ------ ------ ------ ------
Income from continuing operations.................. $601.5 $419.9 $581.5 $419.9
Net Income.........................................  627.5  340.1  607.5  424.8
Earnings per share--
 Basic
  Income from continuing operations................ $ 1.24 $ 0.86 $ 1.20 $ 0.86
  Net income.......................................   1.30   0.70   1.26   0.87
 Diluted
  Income from continuing operations................ $ 1.24 $ 0.86 $ 1.20 $ 0.86
  Net Income.......................................   1.30   0.70   1.26   0.87

  Self-Insurance. The Company self-insures for auto, general liability and workers' compensation claims up to $5 million per claim. Provision is made in each accounting period for estimated losses, including losses incurred but not reported, and related reserves are adjusted as additional claim information becomes available. Claim reserves are discounted at 6%, 7% and 6% at December 31, 1995, 1996 and 1997, respectively, based on historical payment patterns. The self-insurance reserve included in the accompanying balance sheet was $151.7 million, $188.0 million and $226.7 million at December 31, 1995, 1996 and 1997, respectively.

  In the fourth quarter of 1997, the Company modified its self-insurance reserve determination technique. The revised loss projection process improves the estimation of future growth in claims. This change in estimate resulted in a $56 million pre-tax charge.

  Derivative Financial Instruments. In the normal course of business, the Company enters into a variety of derivative financial instruments to manage currency, interest rate, commodity (fuel) and equity price risk. See Note 7 to Consolidated Financial Statements for a description of these financial instruments and the methods of accounting for them.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  Accounting Principles. Effective January 1, 1994, the Company adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits." The change reduced 1994 net income by $1.3 million.

  Effective January 1, 1995, the Company changed its method of capitalizing interest on landfill cell construction. See "Capitalized Interest." The cumulative effect of this change reduced 1995 net income by $84.7 million.

  Effective January 1, 1996, the Company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Impairments recorded prior to 1996 followed a methodology consistent with FAS No. 121, and accordingly the adoption of this statement did not have a material impact on the financial statements.

  FAS No. 123, "Accounting for Stock-Based Compensation," also became effective in 1996. However, FAS No. 123 permitted compensation to continue to be accounted for under Accounting Principles Board Opinion No. 25, and the Company elected to follow this alternative. See Note 9.

  Effective January 1, 1997, the Company adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." SOP 96-1 provides that environmental remediation liabilities should be accrued when the criteria of FAS No. 5, "Accounting for Contingencies," are met. It also provides that the accrual for such liabilities should include future costs for those employees expected to devote a significant amount of time directly to the management of remediation liabilities. The adoption of SOP 96-1 reduced 1997 pretax income by $49.9 million.

  In the fourth quarter of 1997, the Company began expensing process reengineering costs (including $3.0 million previously capitalized) in accordance with Emerging Issues Task Force consensus 97-13, reducing 1997 net income by $1.9 million.

  Also in 1997, the Company began presenting earnings per share in accordance with FAS No. 128. See Note 11 for further discussion.

  In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income," and FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997, although FAS No. 131 does not apply to the Company's interim financial statements until 1999. FAS No. 130 requires only a different format for presentation of information already included in the Company's financial statements. FAS No. 131 modifies the basis for determining segments and expands required segment disclosure, but does not affect accounting principles and, accordingly, will not require any change to reported financial position, results of operations or cash flows. The Company is currently evaluating the impact of FAS No. 131 on its segment reporting.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 4. INCOME TAXES

  The following tables set forth income from continuing operations before income taxes, showing domestic and international sources, and the income tax provision showing the components by governmental taxing authority, for the years 1994 through 1997.

 Income (Loss) From Continuing Operations Before Income Taxes

                                                1994    1995    1996    1997
                                              -------- ------  ------ ---------
Domestic..................................... $  952.5 $882.1  $654.9 $(1,153.3)
International................................    161.6  (10.5)    5.6      99.6
                                              -------- ------  ------ ---------
                                              $1,114.1 $871.6  $660.5 $(1,053.7)
                                              ======== ======  ====== =========

 Income Tax Provision (Benefit)

Current tax expense
  U.S. federal............................... $  230.1 $248.2  $172.3 $   476.7
  State and local............................     52.6   54.2    50.2      67.1
  Foreign....................................     25.6   35.3    17.5      77.0
                                              -------- ------  ------ ---------
    Total current............................ $  308.3 $337.7  $240.0 $   620.8
                                              -------- ------  ------ ---------
Deferred tax expense
  U.S. federal............................... $  145.4 $112.6  $ 96.8 $  (371.5)
  State and local............................     16.9   19.9    23.7     (26.4)
  Foreign....................................     42.1  (18.5)   76.0      (7.2)
                                              -------- ------  ------ ---------
    Total deferred........................... $  204.4 $114.0  $196.5 $  (405.1)
                                              -------- ------  ------ ---------
    Total provision.......................... $  512.7 $451.7  $436.5 $   215.7
                                              ======== ======  ====== =========

  The federal statutory tax rate is reconciled to the effective tax rate as follows:

                                                  1994   1995   1996    1997
                                                  -----  -----  -----  ------
Tax provision (benefit) at U.S. statutory rate... 35.00% 35.00% 35.00% (35.00)%
U.S. state and local taxes, net of federal
 benefit.........................................  4.05   5.53   7.27    2.50
Non-deductible goodwill..........................  2.66   4.09   8.50   18.15
Writedown of investments in subsidiary...........  0.25     --   8.98    4.04
Minority interests...............................  4.68   4.42   3.89    0.91
Deferred tax valuation and other tax reserves.... (0.40)  3.82   0.89   25.25
Gain on sale of foreign subsidiary...............    --     --   2.65      --
Other............................................ (0.22) (1.03) (1.09)   4.62
                                                  -----  -----  -----  ------
                                                  46.02% 51.83% 66.09%  20.47%
                                                  =====  =====  =====  ======

  The increased impact of non-deductible goodwill on the 1997 consolidated tax provision is attributable to the asset impairment losses discussed in Note 16. As a result of the 1997 comprehensive review, the Company increased deferred tax valuation allowances and other tax reserves.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  Deferred income taxes result from the recognition in different periods of revenue and expense for tax and financial statement purposes. The primary deferred tax (assets) liabilities are as follows:

                                                        DECEMBER 31
                                                ------------------------------
                                                  1995       1996      1997
                                                ---------  --------  ---------
Deferred tax assets
  Reserves not deductible until paid........... $  (651.9) $ (599.7) $  (708.2)
  Deferred revenue.............................     (28.5)    (20.3)     (14.0)
  Net operating losses and tax credit
   carryforwards...............................    (266.9)   (233.0)    (193.7)
  Basis difference due to land writedowns......     (24.4)    (26.4)     (99.1)
  Other........................................     (79.9)    (85.3)    (113.7)
                                                ---------  --------  ---------
  Subtotal..................................... $(1,051.6) $ (964.7) $(1,128.7)
                                                ---------  --------  ---------
Deferred tax liabilities
  Depreciation and amortization................ $ 1,076.3  $1,036.9  $   850.9
  Other........................................     398.9     384.6      281.9
                                                ---------  --------  ---------
    Subtotal................................... $ 1,475.2  $1,421.5  $ 1,132.8
                                                ---------  --------  ---------
Valuation allowance............................ $   126.1  $  106.1  $   208.8
                                                ---------  --------  ---------
Net deferred tax liabilities................... $   549.7  $  562.9  $   212.9
                                                =========  ========  =========

  The Company's subsidiaries have approximately $13.0 million of alternative minimum tax credit carryforwards that may be used indefinitely and capital loss carryforwards of approximately $52.7 million with expiration dates through 2002. Various subsidiaries have U.S. federal and foreign operating loss carryforwards of approximately $514 million and state operating loss carryforwards of approximately $601 million. Foreign operating losses of $481 million may be carried forward indefinitely; the remaining loss carryforwards have expiration dates through the year 2012. Valuation allowances have been established for uncertainties in realizing the benefits of tax loss and credit carryforwards. While the Company expects to realize the deferred tax assets in excess of the valuation allowances, changes in estimates of future taxable income or in tax laws could alter this expectation. During 1995, the valuation allowance increased, primarily for the uncertainty of realizing foreign operating loss carryforwards. The valuation allowance decreased in 1996 by approximately $20 million due primarily to the realization of capital loss carryforwards and adjustments for certain operating loss carryforwards previously estimated to be unrealizable. In 1997, the valuation allowance increased approximately $102.7 million, composed of increases to allowances due to the uncertainty of realizing alternative minimum tax credits, tax benefits from certain asset impairment writedowns (primarily land), foreign tax credits, and net operating loss carryforwards, partially offset by reductions in allowances attributable primarily to foreign net operating loss carryforwards.

  The Company has concluded that its foreign business requires that the undistributed earnings of its foreign subsidiaries be reinvested indefinitely outside the United States. If the reinvested earnings were to be remitted, the U.S. income taxes due under current tax law would not be material.

NOTE 5. BUSINESS ACQUISITIONS AND DIVESTITURES

  In 1994, the Company and its principal subsidiaries acquired 119 businesses for $197.2 million in cash and notes, $17.3 million of debt assumed, 73,809 shares of Company common stock and 156,124 shares of WTI common stock.

  During 1995, 136 businesses were acquired for $224.3 million in cash and notes, $77.7 million of debt assumed, and 2.2 million shares of the Company's common stock.

  In 1996, 83 businesses were acquired for $104.8 million in cash and notes, $39.4 million of debt assumed, and 8.2 million shares of the Company's common stock.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  During 1997, 45 businesses were acquired for $51.4 million in cash and notes, assumed debt of $17.6 million, and 121,551 shares of the Company's common stock.

  Three of the 1995 acquisitions, which otherwise met pooling of interests criteria, were not significant in the aggregate and, consequently, prior period financial statements were not restated. The remaining acquisitions were accounted for as purchases. The pro forma effect of the acquisitions made during the four years was not material.

  In January 1995, the Company acquired all of the approximately 21.4% of the outstanding shares of CWM that it did not already own for $436.8 million of convertible subordinated notes. See Note 6 for additional information. In July 1995, the Company acquired all of the approximately 3.1 million shares of Rust held by the public, for $16.35 per share in cash.

  During 1997, the Company divested 24 solid waste operations in North America for a total price of $288.9 million. The largest of these transactions was the sale of most of its Canadian operations. Its Waste Management International plc ("WM International") subsidiary sold substantially all of its remaining operations in France for approximately $112 million, and its business in Spain for approximately $16.3 million, and entered into an agreement for the sale (completed in January 1998) of its Hamm, Germany waste-to-energy plant for approximately $137.0 million.

  In June 1997, the Company announced an offer to acquire, for $15 per share in cash, all of the approximately 53 million outstanding shares of WTI it does not already own. The price was increased to $16.50 per share pursuant to a definitive merger agreement subsequently negotiated with a special committee of independent WTI directors. The terms of the agreement have been approved by the WTI special committee and by the Boards of Directors of the Company and WTI, but the transaction remains subject to the approval of the holders of a majority of WTI's outstanding shares, other than those held by the Company, voting on it at a special meeting of WTI stockholders to be held March 30, 1998. Several lawsuits have been filed which seek, among other things, to enjoin the proposed transaction. The Company believes that it has met the legal standards applicable to transactions of this type and intends to vigorously defend itself in these lawsuits.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 6. DEBT

  The details relating to debt (including capitalized leases, which are not material) as of December 31, 1995, 1996 and 1997, are as follows:

                                                        1995     1996     1997
                                                      -------- -------- --------
Commercial Paper weighted average interest 5.7% in
 1995, 5.8% in 1996 and 6.1% in 1997................  $1,119.4 $  645.9 $  356.3
Tailored Rate ESOP Notes, weighted average interest
 4.74% in 1995 and 4.58% in 1996....................      20.0     20.0       --
Notes and debentures, interest 6% to 8.75%, due
 1998-2026..........................................   3,583.3  4,083.3  4,133.3
Solid waste disposal revenue bonds, interest 4.15%
 to 7.15%, due 1998-2013............................     251.1    240.0    274.6
Installment loans and notes payable, interest 5.34%
 to 10.6%, due 1998-2020............................   1,197.8  1,137.1    518.9
Project debt, interest 3.95% to 10.64%, due 1998-
 2018...............................................     735.6    833.8    829.0
Other long-term borrowings..........................      31.5     30.2     20.5
Liquid Yield Option Notes, zero coupon-subordinated,
 interest 9%, due 2001 ("LYONS")....................       8.9      7.4      7.4
Liquid Yield Option Notes, zero coupon-subordinated,
 interest 6%, due 2012 ("Exchangeable LYONs").......      54.0     53.4      9.5
Liquid Yield Option Notes, zero coupon-subordinated,
 interest 6%, due 2010 ("CWM LYONs")................      36.8     29.3     27.4
Subordinated Notes, interest 5.75%, due 2005
 ("Subordinated Notes").............................     439.6    444.7    450.2
                                                      -------- -------- --------
Total debt..........................................  $7,478.0 $7,525.1 $6,627.1
Less--current portion...............................   1,088.0    553.5  1,548.5
                                                      -------- -------- --------
Long-term portion...................................  $6,390.0 $6,971.6 $5,078.6
                                                      ======== ======== ========

  The long-term debt as of December 31, 1997, is due as follows:

      Second year..................................................... $  434.7
      Third year......................................................    743.2
      Fourth year.....................................................    511.3
      Fifth year......................................................    644.4
      Sixth year and thereafter.......................................  2,745.0
                                                                       --------
                                                                       $5,078.6
                                                                       ========

  The LYONs, Exchangeable LYONs and CWM LYONs are redeemable at the option of the holders on each June 30 until maturity, and the Exchangeable LYONs and the CWM LYONs at the option of the Company at any time, at the issue price plus accrued original issue discount to the date of redemption ($764.31, $429.86 and $474.09 per security, respectively, at December 31, 1997). Each LYON is convertible into 34.88 shares of the Company's common stock at any time. The Exchangeable LYONs and CWM LYONs are convertible as discussed below.

  In the Company's acquisition in 1995 of the outstanding CWM shares it did not already own, the CWM public stockholders received a Subordinated Note, with a principal amount at maturity of $1,000, for every 81.1 CWM shares held, with cash paid in lieu of issuance of fractional notes. The notes are subordinated to all existing and future senior indebtedness of Waste Management. Each note bears cash interest at the rate of two percent per annum of the $1,000 principal amount at maturity, payable semi-annually. The difference between the principal amount at maturity of $1,000 and the $717.80 stated issue price of each note represents the stated discount. At the option of the holder, each note will be purchased for cash by Waste Management on March 15,

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

1998, and March 15, 2000, at prices of $789.95 and $843.03, respectively. Accrued unpaid interest to those dates will also be paid. The notes will be callable by Waste Management on and after March 15, 2000, for cash, at the stated issue price plus accrued stated discount and accrued but unpaid interest through the date of redemption. In addition, each note is convertible at any time prior to maturity into 26.078 shares of Waste Management common stock, subject to adjustment upon the occurrence of certain events. Upon any such conversion, Waste Management will have the option of paying cash equal to the market value of the Waste Management shares which would otherwise be issuable. As of December 31, 1997, there were 549,404 such notes outstanding with a maturity value amounting to $549.4 million.

  In connection with the Company's 1995 acquisition of the publicly held CWM shares, CWM LYONs and Exchangeable LYONs which had been convertible into or exchangeable for CWM shares became convertible into the number of notes discussed in the preceding paragraph to which the holders would have been entitled had they converted or exchanged the LYONs immediately prior to the merger approval. As of December 31, 1997, the CWM LYONs and Exchangeable LYONs were convertible or exchangeable into 8,332 and 4,695 Subordinated Notes, respectively. Such Subordinated Notes in turn would be convertible into a total of 339,718 shares of the Company's common stock.

  The securities described above and certain of the Company's other debt instruments are redeemable at the option of the holders prior to maturity and, accordingly, those which may be redeemed in 1998 are classified as current in the accompanying financial statements at December 31, 1997. In prior years, such borrowings were classified as long-term because the Company had committed credit facilities in place to refinance them.

  The Company has in place committed standby trade receivables sale and revolving credit facilities totaling $800 million with a group of six banks led by Chase Manhattan Bank (the "Lenders") for general corporate purposes and to support the Company's commercial paper program. The Lenders are committed to fund up to $550 million, if requested by the Company, by purchasing eligible receivables. Additionally, the Company has a $250 million unsecured revolving credit agreement with the Lenders. Both facilities were put in place in December 1997 and expire June 30, 1998. The facilities provide for commitment fees ranging from 18.75 to 37.5 basis points per annum and interest rates tied to prime or LIBOR plus a margin. Under the terms of the revolving credit agreement as amended, the Company is required to maintain net worth of $1.0 billion and consolidated debt (as defined in the agreement) not to exceed
3.5 times earnings (as defined in the agreement) before interest, taxes, depreciation and amortization for the preceding four calendar quarters. As of December 31, 1997, the Company was in compliance with such restrictions. The Company had not obtained any funds under either facility as of February 24, 1998.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

  From time to time, the Company and certain of its subsidiaries use derivatives to manage interest rate, currency, commodity (fuel) and equity price risk. The Company's policy is to use derivatives for risk management purposes only, and it does not enter into such contracts for trading purposes. The Company enters into derivatives only with counterparties which are financial institutions having credit ratings of at least A- or A3, to minimize credit risk. The amount of derivatives outstanding at any one point in time and gains or losses from their use have not been and are not expected to be material to the Company's financial statements.

  Instruments used as hedges must be effective at managing risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must have a high degree of inverse correlation with changes in market values or cash flows of underlying hedged items. Derivatives that meet the hedge criteria are accounted for under the deferral or accrual method, except for currency agreements as discussed below. If a derivative does not meet or ceases to meet the aforementioned criteria, or if the designated hedged item ceases to exist, then the Company subsequently uses

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES
fair value accounting for the derivative, with gains or losses included in sundry income. If a derivative is terminated early, any gain or loss, including amounts previously deferred, is deferred and amortized over the remaining life of the terminated contract or until the anticipated transaction occurs.

  Interest Rate Agreements. Certain of the Company's subsidiaries have entered into interest rate swap agreements to balance fixed and floating rate debt in accordance with management's criteria. The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received are accrued in the financial statements as a part of interest expense on the underlying debt over the life of the agreements and the swap is not recorded on the balance sheet or marked to market. As of December 31, 1997, interest rate agreements in notional amounts and with terms as set forth in the following table were outstanding:

                                       NOTIONAL                    DURATION OF
              CURRENCY                  AMOUNT    RECEIVE   PAY    AGREEMENTS
              --------                ----------- -------- ----- ---------------
Hong Kong Dollar..................... 100 million Floating Fixed Jan '96-Jul '98
Italian Lira......................... 98 billion  Floating Fixed Mar '96-Mar '99
German Deutschemark.................. 150 million Floating Fixed Mar '96-Jan '00
Dutch Guilder........................ 115 million Floating Fixed Nov '96-Jan '00
U. S. Dollar......................... 24 million  Floating Fixed Apr '97-Dec '12

  Currency Agreements. From time to time, the Company and certain of its subsidiaries use foreign currency derivatives to seek to mitigate the impact of translation on foreign earnings and income from foreign investees. Typically these have taken the form of purchased put options or collars. The Company receives or pays, based on the notional amount of the option, the difference between the average exchange rate of the hedged currency against the base currency and the average (strike price) contained in the option. Complex instruments involving multipliers or leverage are not used. Although the purpose for using such derivatives is to mitigate currency risk, they do not qualify for hedge accounting under generally accepted accounting principles and accordingly, must be adjusted to market value at the end of each accounting period with gains or losses included in sundry income. There were no currency derivatives of this type outstanding at December 31, 1997.

  The Company sometimes also uses foreign currency forward contracts to hedge committed transactions when the terms of such a transaction are known and there is a high probability that the transaction will occur. At December 31, 1997, a subsidiary had sold Italian Lira forward for delivery in 1998 to hedge foreign exchange exposure on a specific transaction. The amount was not material to the consolidated financial statements, and any gain or loss will be included in the measurement of the identified transaction.

  Commodity Agreements. The Company utilizes derivatives to seek to mitigate the impact of fluctuations in the price of fuel used by its vehicles. Quantities hedged do not exceed anticipated fuel purchases in any period. Gains or losses are recognized in operating expenses, as cost of fuel purchases, when paid or received. The primary instruments used are collars, swaps and swaptions. Collars consist of the purchase of call options along with a corresponding sale of put options at a lower price, with the effect of establishing a "cap" and a "floor" with respect to the price of specified quantities of fuel. A swap is an agreement with a counterparty whereby the Company pays a fixed price and receives a floating price for specified quantities during a given period. In a swaption, the Company is paid a premium by the counterparty for the right, but not the obligation, at the end of the option period (usually 90 to 180 days) to enter into a swap with respect to a specified quantity in a given period in the future. The following table summarizes the Company's position in crude oil derivatives at December 31, 1997:

                                                                        CONTRACT
      TYPE                                                 QUANTITY      PERIOD
      ----                                             ---------------- --------
      Collars......................................... 1.2 million bbls   1998
      Collars......................................... 2.0 million bbls   1999
      Collars......................................... 1.0 million bbls   2000
      Swaps........................................... 0.5 million bbls   2000
      Swaptions (exercisable in 1998)................. 0.5 million bbls   2000

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  Equity Investments. The Company occasionally acquires common stock that it needs to hold for a period of time. To mitigate its exposure to fluctuations in the market price of such investments during the holding period, the Company sometimes enters into hedging arrangements consisting of put options or collars. Changes in the intrinsic value of such instruments are recorded in stockholders' equity if the underlying stock is classified as "available for sale" and in sundry income if it is classified as "trading." The offsetting change in the value of the derivative is included in short term investments on the balance sheet. At December 31, 1997, the Company had outstanding a collar, which expired in 1998, on an investment in a publicly traded equity security. The market price of the security was in excess of the cap value of the collar at both December 31 and upon expiration, and accordingly, the Company delivered the shares in exchange for the cap price, with no gain or loss recognized in 1998.

  See Note 10 for a discussion of the Company's sale of put options in connection with its authorized stock repurchase program.

NOTE 8. ENVIRONMENTAL COSTS AND LIABILITIES

  The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. Such costs may increase in the future as a result of legislation or regulation, however, the Company believes that in general it tends to benefit when environmental regulation increases, which may increase the demand for its services, and that it has the resources and experience to manage environmental risk.

  As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the estimated operating life of disposal sites as airspace is consumed. Such costs for U.S. landfills are estimated based on the technical requirements of the Subtitle C and D regulations of the U.S. Environmental Protection Agency or the applicable state requirements, whichever are stricter, and include such items as final cap and cover on the site, methane gas and leachate management, and groundwater monitoring. Such costs for foreign landfills are estimated based on compliance with local laws, regulations and customs.

  The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 89 sites listed on the NPL. The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. The Company routinely reviews and evaluates sites requiring remediation, including NPL sites, giving consideration to the nature (e.g., owner, operator, transporter, or generator), and the extent (e.g., amount and nature of waste hauled to the location, number of years of site operation by the Company, or other relevant factors) of the Company's alleged connection with the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties ("PRPs"), and the nature and estimated cost of the likely remedy. Cost estimates are based on management's judgment and experience in remediating such sites for the Company as well as for unrelated parties, information available from regulatory agencies as to costs of remediation, and the number, financial resources and relative degree of responsibility of other PRPs who are jointly and severally liable for remediation of a specific site, as well as the typical allocation of costs among PRPs. These estimates are sometimes a range of possible outcomes. In such cases, the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, then the Company provides for the minimum amount within the range in accordance with FAS No. 5. The Company believes that it is "reasonably possible," as that term is defined in FAS No. 5 ("more than remote but less than likely"), that its potential liability, at the high end of such ranges, would be approximately $201.9 million higher

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES
on a discounted basis in the aggregate than the estimate that has been recorded in the financial statements as of December 31, 1997.

  Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the existence and ability of other potentially responsible third parties to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.

  Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated at 3% until expected time of payment and then discounted to present value at 6% (7% at December 31, 1995 and 1996). The portion of the Company's recorded environmental liabilities that is not inflated or discounted was $440.9 million, $358.5 million and $344.7 million at December 31, 1995, 1996 and 1997, respectively. Had the Company not discounted any portion of its liability, the amount recorded would have been increased by approximately $368 million at December 31, 1997.

  As of December 31, the Company's liabilities for closure, post-closure monitoring and environmental remediation costs were as follows:

                                                       1995     1996     1997
                                                     -------- -------- --------
Current portion, included in accrued expenses....... $  140.3 $  123.9 $  127.2
Non-current portion.................................    750.7    673.5    840.4
                                                     -------- -------- --------
  Total recorded.................................... $  891.0 $  797.4 $  967.6
Amount to be provided over remaining life of active
 sites, including discount of $332 million in 1995,
 $305 million in 1996 and $368 million in 1997
 related to recorded amounts........................  2,817.2  2,666.4  1,919.9
                                                     -------- -------- --------
Expected aggregate undiscounted environmental
 liabilities........................................ $3,708.2 $3,463.8 $2,887.5
                                                     ======== ======== ========

  The decline between 1996 and 1997 in the expected aggregate undiscounted amount is primarily due to a reduction in estimated airspace (see Note 3), which correspondingly reduces closure and post-closure costs.

  Anticipated payments of environmental liabilities at December 31, 1997, are as follows:

      1998............................................................. $  127.2
      1999.............................................................    153.5
      2000.............................................................    121.7
      2001.............................................................    115.0
      2002.............................................................     91.3
      Thereafter.......................................................  2,278.8
                                                                        --------
        Total.......................................................... $2,887.5
                                                                        ========

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  In addition to the amounts above, at certain sites the Company has perpetual care obligations aggregating $657,000 per year beginning in 2027.

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

  The Company has filed suit against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is vigorously pursuing such claims, it regularly considers settlement opportunities when appropriate terms are offered. Settlements to date ($50.1 million in 1994, $38.2 million in 1995, $60.3 million in 1996, and $94.3 million in 1997) have been included in operating expenses as an offset to environmental expenses.

NOTE 9. STOCK OPTIONS

  The Company has two stock option plans currently in effect under which future grants may be issued: the 1997 Waste Management, Inc. Equity Incentive Plan (the "1997 Plan") and the 1992 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The plans provide for accelerated vesting upon a "change in control" of the Company as defined in the plans.

  Options granted under the 1997 Plan are generally exercisable in three equal cumulative installments beginning one year after the date of grant. Options granted under the Directors' Plan become exercisable in five equal annual installments beginning six months after the date of grant.

  Under the 1997 Plan, non-qualified stock options may be granted at a price not less than 100% of the market value on the date of grant, for a term of not more than ten years. Twenty-three million shares of the Company's common stock were initially reserved for issuance under this plan.

  Pursuant to the Directors' Plan, 150,000 shares of the Company's common stock were initially reserved. Options for a total of 15,000 shares are to be granted, in five equal annual installments commencing with election to the Board, to each person who is not an officer or full-time employee of the Company or any of its subsidiaries.

  As part of the acquisitions of the CWM and Rust shares not previously owned by the Company, as discussed in Note 5, outstanding CWM stock options were converted into options to acquire approximately 2,873,000 Company shares at a weighted-average price of $34.90 per share and outstanding Rust stock options were converted into options to acquire approximately 1,976,000 Company shares at a weighted-average price of $30.26 per share.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  The status of the plans, including predecessor plans, replacement plans and similar plans for employees generally (together "Prior Plans") under which options remain outstanding, during the four years ended December 31, 1997, was as follows (shares in thousands):

                                1994             1995             1996             1997
                          ---------------- ---------------- ---------------- ----------------
                                 WEIGHTED-        WEIGHTED-        WEIGHTED-        WEIGHTED-
                                  AVERAGE          AVERAGE          AVERAGE          AVERAGE
                                 EXERCISE         EXERCISE         EXERCISE         EXERCISE
                          SHARES   PRICE   SHARES   PRICE   SHARES   PRICE   SHARES   PRICE
                          ------ --------- ------ --------- ------ --------- ------ ---------
Outstanding at beginning
 of year................  11,682  $33.63   13,811  $32.24   19,629  $32.04   20,170  $32.33
Granted.................   3,729   26.49    3,117   27.29    4,106   31.90    6,203   31.19
Exercised...............     462   17.77      721   20.47    2,614   25.96    1,138   26.61
Canceled:
 Prior plans............   1,138   33.54    1,427   32.76    1,466   33.63    1,176   36.88
 Current plans..........      --      --       --      --       --      --    2,061   33.01
Additional shares
 available for future
 grant..................   6,000      --       --      --      515      --   23,000      --
Converted CWM, Rust and
 other stock options....      --      --    4,849   33.01      515   18.07       --      --
Shares no longer
 available for future
 grant..................      --      --    2,914      --       --      --       --      --
Outstanding at end of
 year...................  13,811   32.24   19,629   32.04   20,170   32.33   21,998   31.99
Options exercisable at
 end of year............   7,210   33.77    9,860   33.57   12,577   33.87   15,055   32.78
Options available for
 future grant...........  15,290      --    4,726      --    1,044      --   18,789      --
Weighted average fair
 value of options
 granted (disclosure not
 applicable for 1994) ..      --     N/A       --  $ 9.60       --  $10.53       --  $10.23

  The following table summarizes information about stock options outstanding as of December 31, 1997 (shares in thousands):

                                                                   OPTIONS
                                      OPTIONS OUTSTANDING        EXERCISABLE
                                  ---------------------------- ----------------
                                          WEIGHTED-
                                           AVERAGE   WEIGHTED-        WEIGHTED-
                                          REMAINING   AVERAGE          AVERAGE
                                         CONTRACTUAL EXERCISE         EXERCISE
RANGE OF EXERCISE PRICES          SHARES    LIFE       PRICE   SHARES   PRICE
------------------------          ------ ----------- --------- ------ ---------
$15.71-$17.16....................     78  5.2 years   $16.18       75  $16.19
 21.39- 29.87....................  5,990  6.0 years    26.74    4,940   26.65
 30.05- 39.27.................... 13,950  6.6 years    32.51    8,061   33.72
$40.10-$61.03....................  1,980  3.2 years    44.90    1,979   44.89
                                  ------                       ------
                                  21,998  6.1 years   $31.99   15,055  $32.78
                                  ======                       ======

  As permitted by FAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for its employee stock option plans under Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for grants of stock options. Had compensation cost been determined under FAS No. 123, the Company's net income and income per share would have been as follows:

                                                       1995   1996     1997
                                                      ------ ------  ---------
Net income (loss)-
  As reported........................................ $340.1 $(39.3) $(1,176.1)
  Proforma...........................................  336.1  (50.4)  (1,194.3)
Basic income (loss) per share-
  As reported........................................ $ 0.70 $(0.08) $   (2.52)
  Proforma...........................................   0.69  (0.10)     (2.57)
Diluted income (loss) per share-
  As reported........................................ $ 0.70 $(0.08) $   (2.52)
  Proforma...........................................   0.69  (0.10)     (2.57)

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  Because FAS No. 123 has not been applied to options granted prior to January 1, 1995, this proforma disclosure may not be indicative of future results.

  The fair value of options granted is estimated at the date of grant using an option pricing model substantially equivalent to the Black-Scholes model with the following assumptions:

                                                            1995   1996   1997
                                                            -----  -----  -----
Risk-free interest rate....................................  7.19%  6.25%  6.71%
Dividend yield.............................................     2%     2%     2%
Expected volatility........................................ 25.17% 25.17% 25.17%
Expected life in years.....................................     7      7      7

  Commencing in 1996, the Company also made grants of restricted stock. Compensation expense for grants of restricted shares is recognized ratably over the vesting period (generally five to ten years) and amounted to $0.1 million and $2.4 million in 1996 and 1997, respectively. Unamortized compensation expense related to grants of restricted stock was $11.1 million at December 31, 1997.

NOTE 10. CAPITAL STOCK

  The Board of Directors has the authority to create and issue up to 50 million shares of $1 par preferred stock at such time or times, in such series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof as it may determine. No shares of the preferred stock have been issued.

  The Boards of Directors of Waste Management and WTI have authorized their respective companies to repurchase shares of their own common stock (up to 50 million shares in the case of Waste Management and 30 million shares in the case WTI) in the open market, in privately negotiated transactions, or through issuer tender offers. Both authorizations replaced prior common stock repurchase authorizations. Waste Management repurchased 30 million shares through a "Dutch auction" tender offer in the second quarter but has not repurchased any other shares in 1997 and does not expect to conduct any repurchases in 1998. WTI repurchased 5.1 million shares in the first six months of 1997 but suspended its repurchase activity following the Waste Management offer to acquire its remaining public shares.

  During 1994 through 1996, the Company sold put options on 42.3 million shares of its common stock. The put options gave the holders the right at maturity to require the Company to repurchase shares of its common stock at specified prices. Proceeds from the sale of put options were credited to additional paid-in capital. The amount the Company would be obligated to pay to repurchase shares of its common stock if all outstanding put options were exercised was reclassified to a temporary equity account. In the event the options were exercised, the Company had the right to pay the holder in cash the difference between the strike price and the market price of the Company's shares, in lieu of repurchasing the stock.

  Options on 32.5 million shares expired unexercised, as the price of the Company's stock was in excess of the strike price at maturity. The Company repurchased 3.1 million shares of stock at a cost of $107.5 million, and 6.7 million options were settled for cash of $13.6 million. There were no put options outstanding at December 31, 1997.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 11. EARNINGS PER SHARE

  In February 1997, the FASB issued FAS No. 128, "Earnings Per Share" ("EPS"), which supersedes Accounting Principles Board Opinion No. 15. Primary EPS is replaced by Basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Fully diluted EPS is replaced by Diluted EPS which gives effect to all dilutive potential common shares. The Company was required to adopt FAS No. 128 in the fourth quarter of 1997. All prior periods presented have been restated.

  Basic and Diluted (1997 diluted computations not shown as all potentially issuable common shares are antidilutive) EPS from continuing operations are computed as follows:

                                                 1994   1995   1996    1997
                                                ------ ------ ------ ---------
Basic EPS
  Income from continuing operations as
   reported.................................... $601.5 $419.9 $224.0 $(1,269.3)
  Average common shares outstanding............  483.7  485.3  489.2     466.6
                                                ------ ------ ------ ---------
  Basic EPS from continuing operations......... $ 1.24 $ 0.86 $ 0.46 $   (2.72)
                                                ====== ====== ====== =========
Diluted EPS
  Income from continuing operations as
   reported.................................... $601.5 $419.9 $224.0
  After tax interest on Subordinated Notes and
   LYONs.......................................    0.6    9.1     --
                                                ------ ------ ------
  Adjusted income from continuing operations... $602.1 $429.0 $224.0
                                                ------ ------ ------
Average common shares outstanding..............  483.7  485.3  489.2
Add effect of dilutive securities-
  Stock options, unvested restricted stock and
   put options.................................    0.4    0.6    0.8
  Subordinated Notes...........................     --   14.4     --
  LYONs........................................    0.7     --     --
                                                ------ ------ ------
    Adjusted average shares....................  484.8  500.3  490.0
                                                ------ ------ ------
Diluted EPS from continuing operations......... $ 1.24 $ 0.86 $ 0.46 $   (2.72)
                                                ====== ====== ====== =========

  Common shares potentially issuable upon conversion of CWM LYONs and Exchangeable LYONs and exercise of stock options with exercise prices greater than the average price of the Company's stock were not included in the calculation of Diluted EPS in any year, nor were shares potentially issuable with respect to Subordinated Notes or LYONs in 1996, because their effect is antidilutive. In 1997 the Company had a loss from continuing operations and, accordingly, no adjustment is made to Basic EPS because all potentially issuable common shares would be antidilutive. At December 31, 1997, there were
37.4 million common shares potentially issuable with respect to stock options, restricted shares and convertible debt, which could dilute Basic EPS in the future. During 1997, the Company issued 1.2 million shares upon exercise of stock options and conversion of debt.

NOTE 12. COMMITMENTS AND CONTINGENCIES

  The Company leases many of its operating and office facilities for various terms. Rents charged to costs and expenses in the Consolidated Statements of Income amounted to $177.2 million in 1994, $170.3 million in 1995, $164.5 million in 1996 and $159.7 million in 1997. These amounts include rents under long-term leases, short-term cancelable leases and rents charged as a percentage of revenue, but are exclusive of financing leases capitalized for accounting purposes.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  The long-term rental obligations as of December 31, 1997, are due as follows:

      First year...................................................... $  140.4
      Second year.....................................................    130.1
      Third year......................................................    121.8
      Fourth year.....................................................    111.3
      Fifth year......................................................    100.5
      Sixth through tenth years.......................................    438.5
      Eleventh year and thereafter....................................    125.7
                                                                       --------
                                                                       $1,168.3
                                                                       ========

  The Company's insurance program includes coverage for pollution liability resulting from "sudden and accidental" releases of contaminants and pollutants. Management believes that the coverage terms, available limits of liability, and costs currently offered by the insurance market do not represent sufficient value to warrant the purchase of "non-sudden and accidental" pollution liability insurance coverage. As such, the Company has chosen not to purchase risk transfer "non-sudden and accidental" pollution liability insurance coverage. To satisfy existing government requirements, the Company has secured non-risk-transfer pollution liability insurance coverage in amounts believed to be in compliance with federal and state law requirements for "non-sudden and accidental" pollution. The Company must reimburse the insurer for losses incurred and covered by this insurance policy. In the event the Company continues not to purchase risk transfer "non-sudden and accidental" pollution liability insurance coverage, net income could be adversely affected in the future if "non-sudden and accidental" pollution losses should occur.

  The Company has issued or is a party to approximately 3,370 bank letters of credit, performance bonds and other guarantees. Such financial instruments (averaging approximately $669,000 each), including those provided for affiliates and not otherwise recorded, are given in the ordinary course of business. A substantial portion of these performance bonds are issued by a wholly-owned insurance company subsidiary, the sole business of which is to issue such bonds to customers of the Company and its subsidiaries. Approximately $277.7 million (at fair market value) of Company assets have been contributed to this subsidiary to meet regulatory minimum capital requirements. Because virtually no claims have been made against these financial instruments in the past, management does not expect these instruments will have a material adverse effect on the consolidated financial position or results of operations of the Company.

  During the first quarter of 1995, WM International received an assessment from the Swedish Tax Authority of approximately 417 million Krona (approximately $53 million) plus interest from the date of the assessment, relating to a transaction completed in 1990. WM International believes that all appropriate tax returns and disclosures were properly filed at the time of the transaction and intends to vigorously contest the assessment.

  A Company subsidiary has been involved in litigation challenging a municipal zoning ordinance which restricted the height of its New Milford, Connecticut, landfill to a level below that allowed by the permit previously issued by the Connecticut Department of Environmental Protection ("DEP"). Although a lower Court had declared the zoning ordinance's height limitation unconstitutional, during 1995 the Connecticut Supreme Court reversed this ruling and remanded the case for further proceedings in the Superior Court. In November 1995, the Superior Court ordered the subsidiary to apply for all governmental permits needed to remove all waste above the height allowed by the zoning ordinance, and the Connecticut Supreme Court has upheld that ruling. The Company is complying with the order of the Superior Court while also seeking an alternative resolution to this matter. The Company is unable to predict the outcome of this matter at this time. Depending upon the nature of any plan eventually approved by applicable regulatory authorities for removing the waste, the actual volume of waste to be moved, and other currently unforseeable factors, the subsidiary could incur costs which would have a material adverse impact on the Company's results of operations in one or more future periods.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

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

  The Supreme Court's 1994 ruling and subsequent court decisions have not to date had a material adverse affect on any of the Company's operations. In the event that legislation to effectively grandfather existing flow control mandates is not adopted, the Company believes that affected municipalities will endeavor to implement alternative lawful means to continue controlling the flow of waste. However, given the uncertainty surrounding the matter, it is not possible to predict what impact, if any, it may have in the future on the Company's disposal facilities, particularly WTI's trash-to-energy facilities.

  WTI's Gloucester County, New Jersey, facility has historically relied on a disposal franchise for substantially all of its supply of municipal solid waste. On May 1, 1997, the Third Circuit Court of Appeals ("Third Circuit") permanently enjoined the State of New Jersey from enforcing its franchise system as a form of unconstitutional solid waste flow control, but stayed the injunction for so long as any appeals were pending. On November 10, 1997, the U.S. Supreme Court announced its decision not to review the Third Circuit decision, thereby ending the stay and, arguably, the facility's disposal franchise. The State had continued to enforce flow control during the stay period. In light of the current circumstances, the facility has lowered its prices and solicited new customers. Under the reimbursement agreement between the project company that owns the Gloucester facility and the bank that provides credit support to the project, the termination of the waste franchise constitutes an event of default. WTI and the credit support bank are presently disputing the consequences of these developments.

  The New Jersey legislature has been considering various alternative solutions, including a bill that provides for the payment and recovery of bonded indebtedness incurred by counties, public authorities and certain qualified private vendors in reliance on the State's franchise system. WTI currently believes that, through either legislative action or a project recapitalization, the Gloucester project can be restructured to operate, in the absence of regulatory flow control, at a level of profitability which will not result in a material adverse impact on consolidated results.

  Within the next several years, the air pollution control systems at certain trash-to-energy facilities owned or leased by WTI will be required to be modified to comply with more stringent air pollution control standards adopted by the United States Environmental Protection Agency in December 1995 for municipal waste combusters. The compliance dates will vary by facility, but all affected facilities will be required to be in compliance with the new rules by the end of the year 2000. Currently available technologies will be adequate to meet the new standards. The total capital expenditures required for such modifications are estimated to be in the $180-$220 million range. The impacted facilities long-term waste supply agreements generally require that customers pay, based on tonnage delivered, their proportionate share of incremental capital, financing, and operating costs resulting from changes in environmental regulations. Customer shares of capital and financing costs are typically recovered over the remaining life of the waste supply agreements. Pro rata operating costs are recovered in the period incurred. The Company currently expects to recover approximately two-thirds of the incremental expenditures incurred to comply with these stricter air emission standards.

  As the states and the U.S. Congress have accelerated their consideration of ways in which economic efficiencies can be gained by deregulating the electric generation industry, some have argued that over-market

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES
power sales agreements entered into pursuant to the Public Utilities Regulatory Policies Act of 1978 ("PURPA") should be voidable as "stranded assets." WTI's power production facilities are qualifying facilities under PURPA and depend on the sanctity of their power sales agreements for their economic viability. WTI believes that federal law offers strong protections to its PURPA contracts, and recent state and federal agency and court decisions have unanimously upheld the inviolate nature of these contracts. While there is a risk that future utility restructurings, court decisions or legislative or administrative action in this area could have an adverse effect on its business, the Company currently believes such risk is remote.

  In the ordinary course of conducting its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust and environmental matters and commercial disputes. Some of these proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have an impact on earnings for a particular quarter or year. The Company believes it has adequately provided for such matters in its financial statements and does not believe that their outcome, individually or in the aggregate, will have a material adverse impact on its financial condition or results of operations.

  Several purported class action lawsuits and one purported derivative lawsuit seeking injunctive relief and unspecified money damages were filed in the Chancery Court in and for New Castle County, Delaware against the Company, WTI, and individual directors of WTI in connection with the June 20, 1997 proposal by the Company to acquire all of the shares of WTI common stock which the Company does not own. The Company has agreed to a merger in whch WTI's stockholders would receive $16.50 in cash per share of WTI's common stock. The lawsuits allege, among other things, that the defendants have breached fiduciary duties to WTI's minority stockholders because the merger consideration contemplated by the proposal was inadequate and unfair. In addition, the purported derivative lawsuit alleges that the proposal was part of a plan to misappropriate WTI's corporate opportunity to repurchase its own shares. The Company believes that its actions and those of WTI and its Board of Directors in connection with the proposal have been in accordance with Delaware law. Accordingly, the Company intends to contest these lawsuits vigorously.

  In November and December 1997, several alleged purchasers of the Company's stock brought purported class action lawsuits against the Company and several of its current and former officers in the United States District Court for the Northern District of Illinois. Each of the lawsuits asserts that the defendants violated the federal securities laws by issuing allegedly false and misleading statements in 1996 and 1997 about the Company's financial condition and results of operations. Among other things, the plaintiffs allege that the Company employed accounting practices that were improper and that caused its publicly-filed financial statements to be materially false and misleading. The lawsuits demand, among other relief, unspecified monetary damages, attorneys' fees, and the costs of conducting the litigation. The Company intends to defend itself vigorously in this litigation. In January 1998, the fourteen purported class actions were consolidated before one judge in the Northern District of Illinois. Plaintiffs have until May 1998 to file a consolidated amended complaint. It is not possible at this time to predict the impact this litigation may have on the Company, although it is reasonably possible that the outcome may have a materially adverse impact on its financial condition or results of operations in one or more future periods. No provision has been made in the Consolidated Financial Statements for future costs or liabilities, if any, associated with this litigation.

  The Company is also aware that the Securities and Exchange Commission has commenced a formal investigation with respect to the Company's previously filed financial statements and related accounting policies, procedures and system of internal controls. The Company intends to cooperate with such investigation. The Company is unable to predict the outcome or impact of this investigation at this time.

  A lawsuit by an alleged Company stockholder purporting to represent a class of the Company's stockholders has been filed in the Chancery Court in and for New Castle County, Delaware (although the Company has not yet been served) against the Company and the members of its Board of Directors alleging breaches of fiduciary duty by the defendants in connection with the Merger. The lawsuit seeks, among other things, to have the

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES
transaction enjoined and to recover unspecified damages. The Company believes the suit to be without merit and intends to contest it vigorously.

NOTE 13. BENEFIT PLANS

  The Company has a qualified defined benefit pension plan for all eligible non-union domestic employees of Waste Management, CWM and Waste Management of North America, Inc. ("WMNA"). The benefits are based on the employee's years of service and compensation during the highest five consecutive years out of the last ten years of employment. The Company's funding policy is to contribute annually an amount determined in consultation with its actuaries, approximately equal to pension expense, except as may be limited by the requirements of the Employee Retirement Income Security Act. An actuarial valuation report is prepared for the plan as of September 30 each year and used, as permitted by FAS No. 87, for the year-end disclosures.

  Net periodic pension expense for 1994 through 1997, based on discount rates of 8.5%, 8.5%, 7.75% and 7.75%, respectively, included the following components:

                                                  1994    1995    1996    1997
                                                 ------  ------  ------  ------
Service cost-benefits earned during the year.... $ 11.1  $ 11.8  $ 14.0  $ 15.0
Interest cost on projected benefit obligation...   11.5    13.2    14.4    17.1
Expected return on plan assets..................  (12.3)  (13.2)  (13.8)  (17.1)
Net amortization and deferral...................   (1.3)     --     1.8     2.8
                                                 ------  ------  ------  ------
  Net periodic pension expense.................. $  9.0  $ 11.8  $ 16.4  $ 17.8
                                                 ======  ======  ======  ======

  Assumptions used to determine the plan's funded status and pension expense for the following year were as follows:

                                                               1995  1996  1997
                                                               ----  ----  ----
Discount rate................................................. 7.75% 7.75% 7.25%
Rate of increase in compensation..............................  4.0%  3.5%  3.5%
Long-term rate of return on plan assets.......................  9.0%  9.0%  9.0%

  The following table sets forth the plan's funded status and the amount recognized in the Company's Consolidated Balance Sheets at December 31, 1995, 1996 and 1997, for its pension plan:

                                                       1995     1996     1997
                                                      -------  -------  -------
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested
   benefits of $152.0 million, $182.5 million and
   $231.0 million at December 31, 1995, 1996 and
   1997, respectively...............................  $(167.3) $(199.5) $(248.9)
                                                      =======  =======  =======
  Projected benefit obligations.....................  $(191.1) $(223.7) $(284.8)
Plan assets at fair value, primarily common stocks,
 bonds and real estate..............................    149.1    193.7    264.9
                                                      -------  -------  -------
Plan assets less than projected benefit obligation..  $ (42.0) $ (30.0) $ (19.9)
Unrecognized net loss...............................     47.8     52.6     55.2
Unrecognized overfunding at date of adoption
 (January 1, 1985) of FAS No. 87, net of
 amortization, being recognized over 15 years.......     (6.4)    (4.9)    (3.3)
Adjustment to recognize minimum liability...........    (17.6)   (23.5)      --
                                                      -------  -------  -------
Prepaid pension cost (pension liability) included in
 the Consolidated Balance Sheets....................  $ (18.2) $  (5.8) $  32.0
                                                      =======  =======  =======

  The Company also has a non-qualified Supplemental Executive Retirement Plan for certain officers of Waste Management, CWM and WMNA, and an ERISA Excess Plan for non-officer managers of those companies who's eligible compensation exceeds the ERISA limit (collectively, the "SERP"). The SERP, which is unfunded, provides eligible executives with defined pension benefits outside the qualified Waste Management, Inc. Retirement Plan, based on average earnings and years of service. The SERP is valued each year (at

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

September 30) by the Company's independent actuaries, using the same assumptions as used for the qualified plan. The following table sets forth information relating to the SERP:

                                                          1995    1996    1997
                                                         ------  ------  ------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation including vested
   benefits of $24.5 million, $27.7 million and $36.3
   million at December 31, 1995, 1996 and 1997,
   respectively........................................  $(24.5) $(33.2) $(41.0)
                                                         ------  ------  ------
  Projected benefit obligation.........................  $(29.5) $(37.1) $(44.1)
Plan assets at fair value, primarily contributions made
 after the measurement date............................     0.1     0.1      --
                                                         ------  ------  ------
Plan assets less than projected benefit obligation.....  $(29.4) $(37.0) $(44.1)
Unrecognized net loss..................................     6.5    11.2    11.8
Unrecognized underfunding at date of adoption of FAS
 No. 87, net of amortization, being recognized over 15
 years.................................................     2.5     1.7     1.4
Adjustment to recognize minimum liability..............    (4.0)   (9.0)  (10.1)
                                                         ------  ------  ------
Liability recorded (in Other Deferred Items)...........  $(24.4) $(33.1) $(41.0)
                                                         ======  ======  ======

  SERP expense for 1994, 1995, 1996 and 1997 included the following components:

                                                            1994 1995 1996 1997
                                                            ---- ---- ---- ----
      Service cost - benefits earned during the year....... $1.0 $1.1 $1.3 $1.0
      Interest.............................................  1.7  2.2  2.2  2.8
      Net amortization and deferral........................  0.8  1.1  1.0  1.1
                                                            ---- ---- ---- ----
        Total expense...................................... $3.5 $4.4 $4.5 $4.9
                                                            ==== ==== ==== ====

  WM International participates in both defined benefit and defined contribution retirement plans for its employees in various countries. The projected benefit obligation, plan assets and unfunded liability of the WM International defined benefit plans are not material. Other subsidiaries participate in various multi-employer pension plans covering certain employees not covered under the Company's pension plan, pursuant to agreements with collective bargaining units who are members of such plans. These plans are generally defined benefit plans; however, in many cases, specific benefit levels are not negotiated with or known by the employer-contributors. Contributions of $16.1 million, $18.3 million, $16.5 million and $18.6 million for subsidiaries' defined benefit plans were made and charged to income in 1994, 1995, 1996 and 1997, respectively.

  Waste Management, WMNA and CWM provide postretirement health care benefits to eligible employees, and WTI provides certain postretirement benefits other than pensions to a limited number of former employees of a manufacturing business it has sold. The following table analyzes the obligation for postretirement benefits other than pensions (primarily health care costs), measured as of December 31 of each year, which is included in other deferred items on the Consolidated Balance Sheets.

                                                              1995  1996  1997
                                                              ----- ----- -----
      Accumulated Postretirement Benefit Obligations:
        Retirees............................................. $42.4 $42.2 $43.1
        Other fully eligible participants....................   5.5   6.7   1.5
        Other active participants............................   9.8  10.1  19.9
                                                              ----- ----- -----
                                                              $57.7 $59.0 $64.5
      Unrecognized:
        Prior service (cost) credit..........................   0.6   0.3  (3.9)
        Gain.................................................   7.9   8.5   8.7
                                                              ----- ----- -----
                                                              $66.2 $67.8 $69.3
                                                              ===== ===== =====

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care claims was assumed for 1998; the rate was assumed to decrease by 0.5% per year to 6.0% in 2001 and remain at that level thereafter. Increasing the assumed health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $4.0 million and the aggregate of the service and interest cost components of net postretirement health care cost for 1997 by approximately $0.3 million. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% in 1995 and 1996 and 7.0% in 1997.

  The expense for postretirement health care benefits was as follows:

                                                             1994 1995 1996 1997
                                                             ---- ---- ---- ----
      Service cost.......................................... $1.1 $1.1 $0.7 $1.8
      Interest..............................................  3.6  4.3  3.5  4.6
                                                             ---- ---- ---- ----
        Total expense....................................... $4.7 $5.4 $4.2 $6.4
                                                             ==== ==== ==== ====

  The Company had an Employee Stock Ownership Plan ("1988 ESOP") for all eligible non-union United States and Canadian employees of Waste Management, CWM and WMNA. The benefits are based on the employee's years of service and compensation. The Company contributes each year an amount, if any, determined by the Board of Directors of the Company. This plan terminated December 31, 1997.

  Information concerning the 1988 ESOP is as follows:

                                                            1994 1995 1996 1997
                                                            ---- ---- ---- ----
Expense recorded (contribution)............................ $7.9 $6.7 $6.7 $6.4
                                                            ==== ==== ==== ====
Interest expense on 1988 ESOP debt......................... $2.0 $1.1 $1.0 $1.0
                                                            ==== ==== ==== ====
Dividends on unallocated 1998 ESOP shares used by the 1988
 ESOP...................................................... $0.8 $0.6 $0.4 $0.2
                                                            ==== ==== ==== ====

  The Company has a Profit Sharing and Savings Plan ("PSSP") available to certain employees of Waste Management, Inc., CWM and WMNA. The terms of the PSSP allow for annual contributions by the Company as determined by the Board of Directors as well as a match of employee contributions up to $750 per employee ($500 prior to January 1, 1996). Charges to operations for the PSSP were $27.3 million in 1994, $24.9 million in 1995, $16.0 million in 1996 and $17.9 million in 1997. Effective January 1, 1998, the plan was renamed the "Retirement Savings Plan", the matching contribution formula was increased, and the discretionary annual contribution was discontinued.

  Rust, WTI and WM International also sponsor non-contributory and contributory defined contribution plans covering both salaried and hourly employees. Employer contributions are generally based upon fixed amounts of eligible compensation and amounted to $12.1 million, $13.6 million, $12.4 million and $19.1 million during 1994, 1995, 1996 and 1997, respectively.

  During 1994, the Company established an Employee Stock Benefit Trust and sold 12.6 million shares of treasury stock to the Trust in return for a 30-year, 7.33% note with interest payable quarterly and principal due at maturity. The Company has agreed to contribute to the Trust each quarter funds sufficient, when added to dividends on the shares held by the Trust, to pay interest on the note as well as principal outstanding at maturity. At the direction of an administrative committee comprised of Company officers, the trustee will use the shares or proceeds from the sale of shares to pay employee benefits, and to the extent of such payments by the Trust, the Company will forgive principal and interest on the note. The shares of common stock issued to the Trust are not considered to be outstanding in the computation of earnings per share until the shares are utilized to fund obligations for which the trust was established. Changes in the market value of these shares are charged or credited to Additional Paid-In Capital.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 14. COMPANY'S OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS

  As discussed in Note 1, the Company believes that all of its material operations are part of the waste management services industry, and it currently reports as a single industry segment. Foreign operations in 1997 were conducted in ten countries in Europe, seven countries in the Asia Pacific region, and Canada, Mexico, Brazil, Israel and Argentina. However, during the year, WMNA sold most of its Canadian operations, and WM International sold substantially all of its operations in France, Spain and Austria. WM International also learned in late September that its joint venture company's bid to continue to provide waste collection and cleaning services to the City of Buenos Aires, which represented a substantial portion of its business in Argentina, was not successful.

  Information relating to the Company's continuing operations is set forth in the following table (operating income is defined as revenue less operating expenses, special charges, asset impairment loss and selling and administrative expenses):

                                        UNITED               OTHER
                                        STATES     EUROPE   FOREIGN CONSOLIDATED
                                       ---------  --------  ------- ------------
1994
Revenue............................... $ 6,654.6  $1,322.7  $560.6   $ 8,537.9
                                       =========  ========  ======   =========
Operating income...................... $ 1,166.2  $  184.2  $ 63.2   $ 1,413.6
                                       =========  ========  ======   =========
Identifiable assets................... $11,587.0  $3,471.0  $748.3   $15,806.3
                                       =========  ========  ======   =========
1995
Revenue............................... $ 7,060.2  $1,527.3  $512.7   $ 9,100.2
                                       =========  ========  ======   =========
Operating income...................... $ 1,069.0  $    2.4  $ 32.8   $ 1,104.2
                                       =========  ========  ======   =========
Identifiable assets................... $12,384.1  $3,682.4  $772.7   $16,839.2
                                       =========  ========  ======   =========
1996
Revenue............................... $ 7,103.1  $1,539.2  $583.3   $ 9,225.6
                                       =========  ========  ======   =========
Operating income...................... $   972.2  $  (12.8) $ 74.5   $ 1,033.9
                                       =========  ========  ======   =========
Identifiable assets................... $12,752.4  $3,503.0  $828.2   $17,083.6
                                       =========  ========  ======   =========
1997
Revenue............................... $ 7,222.4  $1,411.8  $554.4   $ 9,188.6
                                       =========  ========  ======   =========
Operating income...................... $  (855.1) $   27.3  $ 65.5   $  (762.3)
                                       =========  ========  ======   =========
Identifiable assets................... $10,438.0  $2,613.7  $537.4   $13,589.1
                                       =========  ========  ======   =========

  No single customer accounted for as much as 3% of consolidated revenue in 1994, 1995, 1996 or 1997.

  WM International operates facilities in Hong Kong which are owned by the Hong Kong government. The Hong Kong economy has been impacted by the economic uncertainty associated with many of the countries in the region. High and volatile interest rates have resulted from speculation regarding its currency. In addition to Hong Kong, WM International has operations in Indonesia and Thailand. These countries have experienced illiquidity, volatile currency exchange rates and interest rates, and reduced economic activity. WM International, and therefore the Company, will be affected for the foreseeable future by economic conditions in this region, although it is not possible to determine the extent of such impact. At December 31, 1997, WM International had a net investment of $107.5 million in these countries (including Hong
Kong). Pretax income from Hong Kong was $25.7 million in 1997. Income from Indonesia and Thailand has not been significant to date.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 15. SPECIAL CHARGES

  In the first quarter of 1995, in response to the continuing deterioration of the chemical waste services market, CWM realigned its organization, and in connection therewith, recorded a special charge of $140.6 million before tax ($91.4 million after tax). The charge related primarily to a write-off of the investment in facilities and technologies that CWM abandoned because they did not meet customer service or performance objectives, but also includes $22.0 million of future cash payments for rents under non-cancelable leases, guaranteed bank obligations of a joint venture, and employee severance. The majority of the cash expenditures were paid in 1995, although certain of the non-cancelable leases extend through the year 2002.

  In the fourth quarter of 1995, WM International recorded a special charge of $194.6 million ($152.4 million after tax) primarily related to the actions it had decided to take to sell or otherwise dispose of non-core businesses and investments, as well as core businesses and investments in low potential markets, abandon certain hazardous waste treatment and processing technologies, and streamline its country management organization. The charge reduced the Company's income by approximately $153.3 million before tax ($111.0 million after tax). The charge included $34.3 million of cash payments for employee severance and rents under non-cancelable leases. Approximately $11.2 million of the cash costs were paid in 1995. The majority of the balance was paid in 1996, although certain rent payments on abandoned leased facilities continue into the future.

  In the fourth quarter of 1996, WM International recorded a provision of $77.0 million after tax related to the sale of its investment in Wessex and a charge of $169.5 million after tax to revalue its investments in France, Austria and Spain in contemplation of exiting all or part of these markets or forming joint ventures. The charge also included the write-off of an investment in a hazardous waste disposal facility in Germany because regulatory changes adversely affected its volumes. These charges, primarily of a non-cash nature, reduced the Company's income by $213.6 million after tax.

  Also, in the fourth quarter of 1996, Waste Management and CWM recorded pretax charges of $154.1 million ($100.2 million after tax) for reengineering their finance and administrative functions and increasing reserves for certain litigation, including a dispute involving the computation of royalties on the Emelle, Alabama, hazardous waste landfill. In December 1996, a federal court in Memphis, Tennessee, held CWM liable for approximately $100.3 million in damages to the former owners of the Emelle site. CWM is appealing the decision. Any settlement of the Emelle litigation would be a cash payment, but the timing is not currently estimable. The balance of the charge is primarily non-cash, with $13.4 million of cash-related items paid mostly in 1997.

  In 1997, the Company recorded a special charge of $41.6 million (primarily in the fourth quarter) for severance. Employees terminated were primarily field operating management and related support personnel. Approximately $5.9 million of the severance had been paid by December 31, 1997, with the balance being paid in 1998 and thereafter.

  WM International also recorded a special charge in 1997 ($104.4 million before tax and minority interest) to reflect the costs of demobilization in Argentina following loss of the contract renewal for the City of Buenos Aires, divestiture or closure of underperforming businesses, primarily in Italy and Germany and the writeoff of costs of projects, primarily in Germany, which it decided to no longer pursue. The charge included $14.8 million of severance, primarily related to operating personnel in Buenos Aires and with closed or divested businesses in Italy and Germany. These terminations are expected to occur and the severance paid in 1998.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 16. ASSET IMPAIRMENT LOSS

  As a result of the comprehensive review of operating assets and investments discussed in Note 2, the Company recorded an impairment loss of $1,401.2 million in the fourth quarter of 1997, and restated prior financial statements to retroactively recognize impairment losses in earlier periods. Fair values were determined for landfills, hazardous waste facilities, recycling investments and other facilities, primarily based on future cashflow projections discounted back using discount rates appropriate for the risks involved with the specific assets. For surplus real estate, market opinions and appraisals were used. In determining fair values for abandoned projects and vehicles to be sold, recoverable salvage values were determined using market estimates. The losses related to the following asset categories:

                                                                     IMPAIRMENT
                                                                        LOSS
                                                                     ----------
1994--
  Landfills, related primarily to management decisions to abandon expansion projects due to political or competitive factors, which
   will result in closure earlier than previously expected..........  $   22.4
  Abandonment of other projects, primarily vehicle on board computer
   systems projects.................................................       7.3
  Surplus real estate...............................................       4.3
                                                                      --------
    Total...........................................................  $   34.0
                                                                      ========
1995--
  Landfills, related primarily to management decisions to abandon expansion projects due to political or competitive factors, which
   will result in closure earlier than previously expected..........  $   48.2
  Hazardous waste facility costs, resulting from continuing market deterioration, increased competition, excess capacity and
   changing regulation..............................................       2.2
  Other, primarily abandoned computer systems project costs.........       1.9
  Surplus real estate...............................................       1.5
                                                                      --------
    Total...........................................................  $   53.8
                                                                      ========
1996--
  Landfills, related primarily to management decisions to abandon expansion projects due to political or competitive factors, which
   will result in closure earlier than previously expected..........  $   13.4
  Recycling investments, related primarily to pricing, overcapacity
   and competitive factors..........................................      47.8
  Other, primarily equipment to be scrapped.........................       2.0
  Surplus real estate...............................................       1.5
                                                                      --------
    Total...........................................................  $   64.7
                                                                      ========
1997--
  Landfills, related primarily to management decisions to abandon expansions and development projects due to political or
   competitive factors, which will result in closure earlier than previously expected (includes $233.8 million for hazardous waste sites)...........................................................  $  578.6
  Hazardous waste facilities, resulting from continuing market deterioration, increased competition, excess capacity and
   changing regulation..............................................     131.4
  Goodwill, primarily related to landfills and hazardous waste facilities impaired (includes $411 million related to hazardous
   waste business)..................................................     433.4
  Write-down of WTI long-lived assets, including $47.1 million related to a wood waste burning independent power production
   facility.........................................................      57.2
  Recycling investments, related primarily to continued pricing,
   overcapacity and competitive factors.............................      21.5
  Write-down to estimated net realizable value of trucks to be sold
   as a result of new fleet management policy (Note 2)..............      70.9
  Write-down to estimated net sales proceeds of business to be sold
   (Note 17)........................................................     122.2
  Abandoned equipment and facilities................................      26.9
  Surplus real estate...............................................      38.2
                                                                      --------
    Total...........................................................  $1,480.3
                                                                      ========

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  Impaired assets to be sold are primarily businesses to be sold (see Note 17) and surplus real estate. The carrying amount of such real estate was $73.3 million at December 31, 1997. The Company is currently marketing these properties; however, since the disposal date cannot be accurately estimated, these assets are classified as long-term assets in the accompanying balance sheet at December 31, 1997.

NOTE 17. DISCONTINUED OPERATIONS

  In the fourth quarter of 1995, the Rust Board of Directors approved a plan to sell or otherwise discontinue Rust's process engineering, construction, specialty contracting and similar lines of business. During the second quarter of 1996, the sale of the industrial process engineering and construction businesses, based in Birmingham, Alabama, was completed.

  During the fourth quarter of 1996, WTI sold its water process systems and equipment manufacturing businesses. WTI had also entered into an agreement to sell its water and wastewater facility operations and privatization business, which was sold in 1997. As of September 30, 1996, Rust sold its industrial scaffolding business and began implementing plans to exit its remaining international engineering and consulting business. Waste Management recorded a fourth-quarter provision for loss of $360.0 million before tax and minority interest in connection with the planned divestiture of these businesses, and others subsequently reclassified to continuing operations (see discussion below).

  The discontinued businesses have been segregated and the accompanying consolidated balance sheets, statements of income and related footnote information have been restated. Revenues from the discontinued businesses were $1,186.5 million in 1994, $1,511.0 million in 1995, $734.5 million for 1996 and $84.8 million in 1997. The decreases in revenue during the periods primarily reflect the sales of certain of the discontinued businesses. Results of their operations in 1997 were not material and were included in the reserve for loss on disposition provided previously.

  The following table summarizes the assets and liabilities as of December 31, 1995 and 1996, which are reflected on the consolidated balance sheet as net assets of discontinued operations. The Company had no operations classified as discontinued as of December 31, 1997.

                                                                1995     1996
                                                               -------  -------
      Current assets.......................................... $ 445.1  $  74.7
      Property and equipment and other noncurrent assets......   570.4    173.8
      Current liabilities.....................................  (306.7)   (47.5)
      Noncurrent liabilities..................................   (90.8)  (258.9)
                                                               -------  -------
        Net assets (liabilities) of discontinued operations... $ 618.0  $ (57.9)
                                                               =======  =======

  At December 31, 1996, management also classified as discontinued and planned to sell Rust's domestic environmental and infrastructure engineering and consulting business and CWM's high organic waste fuel blending services business. In 1997, management reclassified the CWM business back into continuing operations, and classified certain of its sites as operations held for sale. The Rust disposition was not completed within one year, and accordingly this business has been reclassified back into continuing operations, as operations held for sale, at December 31, 1997, in accordance with generally accepted accounting principles, although management is continuing its efforts to market its investment in this business. As these businesses were reclassified to continuing operations, the remaining provision for loss on disposal ($95 million after tax--$87 million related to Rust and $8 million related to CWM) was reversed in discontinued operations and an impairment loss for Rust

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES
of $122.2 million was recorded in continuing operations. Prior year financial statements have been restated. Information regarding the businesses reclassified as continuing operations held for sale is as follows:

                                                 1994   1995    1996    1997
                                                ------ ------  ------  -------
Results of operations--
  Revenue...................................... $373.0 $368.2  $361.5  $ 350.4
  Income (loss) before tax after minority
   interest....................................   24.1   25.1     0.3     (9.9)
  Net income (loss)............................ $ 12.1 $ 13.9  $  0.1  $  (6.7)
                                                ------ ------  ------  -------
Condensed balance sheet--
  Current assets...................................... $125.3  $147.5  $ 118.6
  Property and equipment and other noncurrent assets..  163.7   162.0    164.7
  Current liabilities.................................  (39.0)  (44.2)   (41.0)
  Noncurrent liabilities..............................  (14.6)  (37.9)  (161.2)
                                                       ------  ------  -------
    Net assets........................................ $235.4  $227.4  $  81.1
                                                       ======  ======  =======

  The net assets are included in Net Assets of Continuing Businesses Held for Sale in the accompanying balance sheet. At December 31, 1997, this caption also includes $73.3 million of surplus real estate which the Company is actively marketing.

NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of FAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and commonly accepted valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on information available to management as of December 31, 1995, 1996, and 1997. Such amounts have not been revalued since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

                         DECEMBER 31, 1995    DECEMBER 31, 1996   DECEMBER 31, 1997
                         -------------------  ------------------  ------------------
                                   ESTIMATED           ESTIMATED           ESTIMATED
                         CARRYING    FAIR     CARRYING   FAIR     CARRYING   FAIR
                          AMOUNT     VALUE     AMOUNT    VALUE     AMOUNT    VALUE
                         --------  ---------  -------- ---------  -------- ---------
Nonderivatives--
 Assets--
  Cash and cash
   equivalents.......... $  169.5  $  169.5   $  323.3 $  323.3   $  132.8 $  132.8
  Receivables...........  1,632.1   1,632.1    1,660.8  1,660.8    1,547.2  1,547.2
  Short-term
   investments..........     12.2      12.2      319.3    319.3       59.3     59.3
 Liabilities--
  Commercial paper......  1,119.4   1,120.2      645.9    646.2      356.3    356.5
  Project debt..........    735.6     880.6      833.8    896.7      829.0    885.2
  Liquid Yield Option
   Notes and
   Subordinated Notes...    539.3     576.0      534.8    602.7      494.5    512.1
  Other borrowings......  5,083.8   5,284.5    5,510.6  5,610.0    4,947.3  5,063.4
Derivatives relating to
 debt...................       --      (0.1)        --     (4.8)        --     (3.3)
Other derivatives--
  Assets................       --        --         --      2.8         --       --
  Liabilities...........     (0.1)    (16.6)        --     (0.1)        --     (0.3)
Letters of credit,
 performance bonds and
 guarantees.............       --        --         --       --         --       --

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  Cash, Receivables and Investment. The carrying amounts of these items are a reasonable estimate of their fair value.

  Liabilities. For debt issues that are publicly traded, fair values are based on quoted market prices or dealer quotes. Due to the short-term nature of the ESOP notes, their carrying value approximates fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

  Derivatives. The fair value of derivatives generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at December 31, thereby taking into account unrealized gains and losses. Dealer quotes are available for most of the Company's derivatives. Unrealized gains and losses are shown as assets and liabilities, as offsetting such amounts against the related nonderivative instrument is permitted only pursuant to a right of setoff or master netting agreement.

  Off-Balance-Sheet Financial Instruments. In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk, such as bank letters of credit, performance bonds and other guarantees, which are not reflected in the accompanying consolidated balance sheets. Such financial instruments are to be valued based on the amount of exposure under the instrument and the likelihood of performance being required. In the Company's experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

NOTE 19. SUBSEQUENT EVENTS

  On March 10, 1998, the Company entered into a definitive merger agreement (the "Merger Agreement") with USA Waste Services, Inc. ("USA Waste") pursuant to which the Company will be merged with a wholly-owned subsidiary of USA Waste (the "Merger"). Pursuant to the Merger Agreement, the Company's stockholders will receive .725 shares of common stock of USA Waste for each share of common stock of the Company. The consummation of the Merger is subject to a number of conditions, including the expiration or termination of the applicable merger review waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, approval by the stockholders of each company and other closing conditions. In addition, the Merger is contingent upon the transaction qualifying for pooling-of-interests accounting treatment. In order to qualify for pooling-of-interests accounting treatment, the Company intends to sell a portion of its treasury shares pursuant to a registered public offering prior to the closing of the Merger. A lawsuit by an alleged Company stockholder purporting to represent a class of the Company's stockholders has been filed (although the Company has not yet been served) against the Company and the members of its Board of Directors alleging breaches of fiduciary duty by the defendants in connection with the Merger. The lawsuit seeks, among other things, to have the transaction enjoined and to recover unspecified damages. The Company believes the suit to be without merit and intends to contest it vigorously.

  Upon the consummation of the Merger, certain long-term debt of WM International may be accelerated and become payable with three months notice. At December 31, 1997, this debt totalled approximately $209 million, however, by March 17, 1998 it had been reduced to $71 million. In addition, Wessex has an option to acquire WM International's ownership in its United Kingdom business at fair market value that may become exercisable upon the consummation of the Merger. In 1997, this business had revenues of approximately $276 million and operating income (before minority interest) of approximately $25 million. WM International had a net investment of approximately $315 million in the business at December 31, 1997.

  The Company may have other "change of control" provisions in customer and employee contracts or agreements, governmental franchises or facility permits that may be triggered by the closing of the proposed Merger. The Company is currently in the process of reviewing these contracts, franchises and permits, but does not expect at this time that the effect of these provisions, in the event they are triggered by the Merger, will have a material adverse effect on future results of operations.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  On March 15, 1998, approximately $2.5 million face amount of Subordinated Notes (see Note 6) were submitted for redemption by the holders in accordance with their terms. The next optional redemption date is March 15, 2000, and accordingly the remaining outstanding Subordinated Notes will be classified as long-term as of March 31, 1998.

  In connection with the planned purchase of the remaining publicly held WTI shares, the Company has entered into a commitment with the Chase Manhattan Bank ("Chase") whereby Chase, along with other financial institutions, has committed, subject to the satisfaction of certain conditions, to provide new credit facilities in the amount of $1.1 billion. The new credit facilities, which will have a termination date of December 31, 1998 (subject to earlier termination in the event of a change-in-control, including the Merger with USA Waste), will provide the funding needed to complete the WTI transaction and replace the Company's existing $250 million revolving credit facility. Additionally, the termination date of the Company's $550 million standby trade receivables sale agreement will be extended from June 30, 1998 to December 31, 1998.

NOTE 20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following is an analysis of certain items in the Consolidated Statements Income, as restated and reclassified (see Note 2), by quarter for 1995, 1996, and 1997. Sum of per share amounts for the quarters does not always equal the full year amount due to rounding and, in the case of Diluted EPS, the method of calculation prescribed by FAS No. 128. See Note 15 for a discussion of special charges, Note 16 for a discussion of the asset impairment losses, and
Note 17 for a discussion of operations discontinued during 1995 and 1996.

                                                               1995
                          ----------------------------------------------------------------------------------
                             FIRST QUARTER       SECOND QUARTER        THIRD QUARTER       FOURTH QUARTER
                          -------------------  -------------------  -------------------  -------------------
                          PREVIOUSLY    AS     PREVIOUSLY    AS     PREVIOUSLY    AS     PREVIOUSLY    AS
                           REPORTED  RESTATED   REPORTED  RESTATED   REPORTED  RESTATED   REPORTED  RESTATED
                          ---------- --------  ---------- --------  ---------- --------  ---------- --------
Revenue.................   $2,151.8  $2,164.3   $2,326.3  $2,339.2   $2,322.3  $2,334.2   $2,252.6  $2,262.5
Operating expenses......    1,485.3   1,542.4    1,603.4   1,671.2    1,589.9   1,645.9    1,542.3   1,655.4
Asset impairment loss...         --      33.7         --       3.5         --       3.8         --      12.8
Special charges.........      140.6     141.0         --        --         --        --      194.6     194.6
                           --------  --------   --------  --------   --------  --------   --------  --------
   Gross profit.........   $  525.9  $  447.2   $  722.9  $  664.5   $  732.4  $  684.5   $  515.7  $  399.7
Selling and
 administrative
 expenses...............      245.2     250.5      256.3     275.1      251.8     270.6      251.6     295.6
Interest, net...........       97.7     108.5       97.4     113.7       96.2     111.3       93.4      95.5
Minority interest.......       26.1      26.0       37.0      37.0       34.7      34.7      (15.9)    (16.4)
Sundry income...........      (16.9)    (22.1)     (14.1)    (29.2)     (23.4)    (39.0)     (22.1)   (187.5)
Provision for income
 tax....................       82.6      64.4      143.2     126.8      152.3     132.2      105.6     128.3
                           --------  --------   --------  --------   --------  --------   --------  --------
Income from continuing
 operations.............   $   91.2  $   19.9   $  203.1  $  141.1   $  220.8  $  174.7   $  103.1  $   84.2
Discontinued operations.       10.0       7.0       16.0       7.9       13.1       7.6      (53.4)    (17.6)
Accounting changes......         --     (84.7)        --        --         --        --         --        --
                           --------  --------   --------  --------   --------  --------   --------  --------
   Net income (loss)....   $  101.2  $  (57.8)  $  219.1  $  149.0   $  233.9  $  182.3   $   49.7  $   66.6
                           ========  ========   ========  ========   ========  ========   ========  ========
Basic income (loss) per
 share-
 Continuing operations..   $   0.19  $   0.04   $   0.42  $   0.29   $   0.45  $   0.36   $   0.21  $   0.17
 Discontinued
  operations............       0.02      0.01       0.03      0.02       0.03      0.02      (0.11)    (0.03)
 Accounting changes.....         --     (0.17)        --        --         --        --         --        --
                           --------  --------   --------  --------   --------  --------   --------  --------
 Net income (loss)......   $   0.21  $  (0.12)  $   0.45  $   0.31   $   0.48  $   0.38   $   0.10  $   0.14
                           ========  ========   ========  ========   ========  ========   ========  ========
Diluted income (loss)
 per share-
 Continuing operations..   $   0.19  $   0.04   $   0.41  $   0.29   $   0.44  $   0.35   $   0.21  $   0.17
 Discontinued
  operations............       0.02      0.01       0.03      0.01       0.03      0.02      (0.11)    (0.03)
 Accounting changes.....         --     (0.17)        --        --         --        --         --        --
                           --------  --------   --------  --------   --------  --------   --------  --------
 Net income (loss)......   $   0.21  $  (0.12)  $   0.44  $   0.30   $   0.47  $   0.37   $   0.10  $   0.14
                           ========  ========   ========  ========   ========  ========   ========  ========

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                                                               1996
                          ----------------------------------------------------------------------------------
                             FIRST QUARTER       SECOND QUARTER        THIRD QUARTER       FOURTH QUARTER
                          -------------------  -------------------  -------------------  -------------------
                          PREVIOUSLY    AS     PREVIOUSLY    AS     PREVIOUSLY    AS     PREVIOUSLY    AS
                           REPORTED  RESTATED   REPORTED  RESTATED   REPORTED  RESTATED   REPORTED  RESTATED
                          ---------- --------  ---------- --------  ---------- --------  ---------- --------
Revenue.................   $2,144.5  $2,144.5   $2,331.0  $2,331.0   $2,372.7  $2,372.7   $2,338.8  $2,377.4
Operating expenses......    1,494.8   1,532.7    1,619.3   1,701.4    1,630.5   1,716.8    1,628.2   1,709.9
Asset impairment loss...         --       0.1         --      11.7         --       1.7         --      51.2
Special charges.........         --        --         --        --         --        --      471.6     370.7
                           --------  --------   --------  --------   --------  --------   --------  --------
   Gross profit.........   $  649.7  $  611.7   $  711.7  $  617.9   $  742.2  $  654.2   $  239.0  $  245.6
Selling and
 administrative
 expenses...............      245.9     261.8      246.7     259.6      240.4     264.7      246.2     309.4
Interest, net...........       87.5     102.5       87.9     105.3       84.9     111.4       87.8     115.3
Minority interest.......       27.2      26.5       31.4      29.5       32.1      28.3      (33.1)    (43.0)
Sundry income...........      (17.3)    (23.9)     (21.4)    (21.4)     (23.5)    (37.7)     (23.0)    (19.4)
Provision for income
 tax....................      126.2     111.2      149.4     130.8      168.1     132.2      121.4      62.3
                           --------  --------   --------  --------   --------  --------   --------  --------
Income from continuing
 operations.............   $  180.2  $  133.6   $  217.7  $  114.1   $  240.2  $  155.3   $ (160.3) $ (179.0)
Discontinued operations.        5.0       4.8        5.3      20.5        5.0     (72.8)    (301.0)   (215.8)
                           --------  --------   --------  --------   --------  --------   --------  --------
Net income (loss).......   $  185.2  $  138.4   $  223.0  $  134.6   $  245.2  $   82.5   $ (461.3) $ (394.8)
                           ========  ========   ========  ========   ========  ========   ========  ========
Basic income (loss) per
 share-
 Continuing operations..   $   0.37  $   0.27   $   0.44  $   0.23   $   0.49  $   0.32   $  (0.33) $  (0.37)
 Discontinued
  operations............       0.01      0.01       0.01      0.04       0.01     (0.15)     (0.62)    (0.44)
                           --------  --------   --------  --------   --------  --------   --------  --------
 Net income (loss)......   $   0.38  $   0.28   $   0.45  $   0.27   $   0.50  $   0.17   $  (0.95) $  (0.81)
                           ========  ========   ========  ========   ========  ========   ========  ========
Diluted income (loss)
 per share-
 Continuing operations..   $   0.36  $   0.27   $   0.43  $   0.23   $   0.48  $   0.31   $  (0.33) $  (0.37)
 Discontinued
  operations............       0.01      0.01       0.01      0.04       0.01     (0.14)     (0.62)    (0.44)
                           --------  --------   --------  --------   --------  --------   --------  --------
 Net income (loss)......   $   0.37  $   0.28   $   0.44  $   0.27   $   0.49  $   0.17   $  (0.95) $  (0.81)
                           ========  ========   ========  ========   ========  ========   ========  ========

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                                                          1997
                          ------------------------------------------------------------------------
                                                                                          FOURTH
                             FIRST QUARTER       SECOND QUARTER        THIRD QUARTER      QUARTER
                          -------------------  -------------------  -------------------  ---------
                          PREVIOUSLY    AS     PREVIOUSLY    AS     PREVIOUSLY    AS
                           REPORTED  RESTATED   REPORTED  RESTATED   REPORTED  RESTATED
                          ---------- --------  ---------- --------  ---------- --------
Revenue.................   $2,198.3  $2,205.0   $2,327.3  $2,333.3   $2,351.2  $2,351.2  $ 2,299.1
Operating expenses......    1,617.8   1,697.5    1,639.2   1,715.5    1,839.2   1,819.5    1,962.9
Asset impairment loss...         --       5.9         --      46.9         --      26.2    1,401.2
Special charges.........         --      15.9         --       0.9         --       0.9      128.3
                           --------  --------   --------  --------   --------  --------  ---------
    Gross profit........   $  580.5  $  485.7   $  688.1  $  570.0   $  512.0  $  504.6  $(1,193.3)
Selling and
 administrative
 expenses...............      261.2     249.8      253.8     257.1      266.5     292.2      330.1
Interest, net...........       95.5     102.7       93.6     101.1       92.3      99.7      105.8
Minority interest.......       27.8      27.1       27.9      27.9       30.4      29.4      (39.0)
Sundry income...........     (133.9)   (135.5)     (32.5)    (28.1)      (8.1)     (8.1)       8.4
Provision for income
 tax....................      151.5     127.2      170.1     127.9       67.7      61.6     (101.0)
                           --------  --------   --------  --------   --------  --------  ---------
Income from continuing
 operations.............   $  178.4  $  114.4   $  175.2  $   84.1   $   63.2  $   29.8  $(1,497.6)
Discontinued operations.         --       0.6        0.8       7.6         --       0.2       87.3
Accounting changes......         --        --         --        --         --        --       (2.0)
Extraordinary item......         --        --         --        --         --        --       (0.5)
                           --------  --------   --------  --------   --------  --------  ---------
Net income (loss).......   $  178.4  $  115.0   $  176.0  $   91.7   $   63.2  $   30.0  $(1,412.8)
                           ========  ========   ========  ========   ========  ========  =========
Basic income (loss) per
 share-
  Continuing operations.   $   0.37  $   0.24   $   0.37  $   0.18   $   0.14  $   0.07  $   (3.29)
  Discontinued
   operations...........         --        --         --      0.01         --        --       0.19
  Accounting changes....         --        --         --        --         --        --         --
  Extraordinary item....         --        --         --        --         --        --         --
                           --------  --------   --------  --------   --------  --------  ---------
  Net income (loss).....   $   0.37  $   0.24   $   0.37  $   0.19   $   0.14  $   0.07  $   (3.10)
                           ========  ========   ========  ========   ========  ========  =========
Diluted income (loss)
 per share-
  Continuing operations.   $   0.36  $   0.23   $   0.37  $   0.18   $   0.14  $   0.07  $   (3.29)
  Discontinued
   operations...........         --        --         --      0.01         --        --       0.19
  Accounting changes....         --        --         --        --         --        --         --
  Extraordinary item....         --        --         --        --         --        --         --
                           --------  --------   --------  --------   --------  --------  ---------
  Net income (loss).....   $   0.36  $   0.23   $   0.37  $   0.19   $   0.14  $   0.07  $   (3.10)
                           ========  ========   ========  ========   ========  ========  =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE REGISTRANT

  Set forth below are the names and ages of each of the members of the Company's Board of Directors, the positions they hold with the Company and summaries of their business experience. Unless otherwise indicated, all information is as of February 1, 1998.

  H. JESSE ARNELLE, age 64, has been a director of the Company since 1992. In October 1997, he became counsel to Womble, Carlyle, Sandridge and Rice, a law firm in Winston-Salem, North Carolina. For more than ten years prior thereto, Mr. Arnelle was a senior partner of Arnelle, Hastie, McGee, Willis and Greene, a San Francisco-based law firm. From 1993 to 1998, he served as Vice Chairman and the Chairman of the Pennsylvania State University Board of Trustees. Mr. Arnelle is also a director of Florida Power & Light (FPL Group), Eastman Chemical Co., Textron Corporation, Wells Fargo & Company and Wells Fargo Bank N.A., Armstrong World Industries and Union Pacific Resources, Inc.

  DR. PASTORA SAN JUAN CAFFERTY, age 57, has served as a director of the Company since July 1994. She has been a Professor since 1985 at the University of Chicago, where she has been a member of the faculty since 1971. Dr. Cafferty also serves as a director of Kimberly-Clark Corporation, Harris Bankcorp and its subsidiary, Harris Trust and Savings Bank, and People's Energy Corporation and on the Boards of the Rush-Presbyterian-St. Luke's Medical Center and the Lyric Opera Association, both in Chicago.

  JERRY E. DEMPSEY, age 65, has served as a director of the Company since 1984. From September 1993 until July 1997, he was Chairman and Chief Executive Officer of PPG Industries, Inc., a glass, coatings and chemicals company, and thereafter its Chairman until he retired on November 1, 1997. From April 1984 to May 1988, Mr. Dempsey served as Vice Chairman of the Board of the Company. From May 1988 to June 1993, Mr. Dempsey was Senior Vice President of the Company. From September 1991 to May 1993, Mr. Dempsey served as Chairman of the Board of CWM. Mr. Dempsey is also a director of Navistar International Corp. and Eastman Chemical Co.

  DR. JAMES B. EDWARDS, age 70, has served as a director of the Company since 1995 and has been President of the Medical University of South Carolina since November 1982. From January 1981 to November 1982, he served as the United States Secretary of Energy, and previously as Governor of the State of South Carolina. Dr. Edwards is also a director of Phillips Petroleum Company, SCANA Corporation, Imo Industries Inc. and National Data Corporation.

  DONALD F. FLYNN, age 58, has served as a director of the Company since 1981 and as Chairman of the Board and President of Flynn Enterprises, Inc., a financial advisory and venture capital firm, since February 1988. He has also been since February 1997 the Vice Chairman of Blue Chip Casino, Inc., an owner and operator of a riverboat gaming vessel in Michigan City, Indiana. He also served as Chairman of the Board and Chief Executive Officer of Discovery Zone, Inc. ("Discovery Zone"), an operator of indoor fun and fitness centers for children, from July 1992 until February 1996 and May 1995, respectively. Discovery Zone, which in March 1996 announced that it filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, emerged from bankruptcy with a Plan of Reorganization that was approved by the bankruptcy court in July 1997. Mr. Flynn was a Senior Vice President of the Company from May 1975 to January 1991. He also served as the Company's Chief Financial Officer from March 1972 to December 1989 and the Company's Treasurer from May 1979 to December 1986. Mr. Flynn is also a director of Extended Stay America, Inc., Psychemedics Corporation, WTI and WM International.

  RODERICK M. HILLS, age 67, has served as a director of the Company since November 1997, President of Hills Enterprises, Ltd. (formerly The Manchester Group Ltd.), a consulting firm, since 1987 and as a Partner in Hills & Hills, a law firm, since 1994. Mr. Hills has also served as Vice Chairman of Oak Industries, Inc., a manufacturing firm, since 1989. Mr. Hills served from September to November 1996 as Chairman of Federal-Mogul Corporation, an automotive parts manufacturing firm. Mr. Hills served as Chairman of the Securities and

Exchange Commission from 1975 to 1977 and as counsel to the President of the United States in 1975. Mr. Hills is also a Director of Federal-Mogul Corporation and Oak Industries, Inc.

  ROBERT S. MILLER, age 56, has served as a director since May 1997. He was elected Chairman of the Board and named Acting Chief Executive Officer of the Company in October 1997. On March 10, 1998, Mr. Miller was named Chief Executive Officer of the Company. Mr. Miller is also serving as Vice Chairman of Morrison Knudsen Corporation, an engineering and construction firm. He served as Chief Executive Officer of Federal Mogul Corporation, an automotive parts manufacturing firm, from September until November 1996 and as Chairman of Morrison Knudsen Corporation from April 1995 until September 1996. In addition, since 1993 he has served as Vice President and Treasurer of Moore Mill and Lumber, a privately-held forest products firm, and from 1992 to 1993, he served as Senior Partner of James D. Wolfensohn, Inc., an investment banking firm. From 1979 to 1992, Mr. Miller worked at Chrysler Corporation, an automobile and truck manufacturing firm, rising to become Vice Chairman of the Board after serving as the Company's Chief Financial Officer. Mr. Miller is a director of Federal Mogul Corporation, Fluke Corporation, Morrison Knudsen Corporation, Pope & Talbot, Inc., and Symantec Corporation.

  PAUL M. MONTRONE, age 56, has served as a director of the Company since January 1997. Mr. Montrone has been Chairman of the Board since January 1998 and President, Chief Executive Officer and a director since December 1991, of Fisher Scientific International, Inc., a distributor of laboratory equipment and supplies. Since May 1995, Mr. Montrone has served as Chairman of the General Chemical Group, Inc., a manufacturer and distributor of chemicals ("General Chemical") and from prior to 1992 to May 1995 as President and a director of General Chemical. He also served as Vice Chairman of the Board of Abex, Inc., a designer and manufacturer of engineered components for aerospace, defense, industrial and commercial markets, or its predecessors, from 1992 to 1995. Mr. Montrone was a director of WTI or a predecessor thereof from prior to 1989 until January 1997.

  PEER PEDERSEN, age 73, has been a director of the Company since 1979 and Chairman of the Board and Managing Partner of the law firm of Pedersen & Houpt, P.C. for more than the past five years. Mr. Pedersen is also a director of Aon Corporation, Boston Chicken, Inc., Latin American Growth Fund, Tennis Corporation of America and Extended Stay America, Inc.

  JAMES R. PETERSON, age 70, has been a director of the Company since 1980 and was a director and President and Chief Executive Officer of The Parker Pen Company from January 1982 to January 1985. The Parker Pen Company was principally involved in the manufacture and distribution of writing instruments and in providing temporary help services. Mr. Peterson is also a director of The Dun & Bradstreet Corporation and Cognizant Corporation.

  JOHN C. POPE, age 48, has served as a director of the Company since November 1997. Since January 1996, he has been Chairman of the Board of MotivePower Industries, Inc., a manufacturer and remanufacturer of locomotives and locomotive components. Mr. Pope served as President and Chief Operating Officer of United Airlines and its parent corporation, UAL Corporation, from April 1992 to July 1994. Prior thereto he served as Vice Chairman of both companies beginning in November 1990, and as Executive Vice President, Marketing and Finance beginning in October 1990, as Executive Vice President, Marketing and Planning from May 1989 to September 1990 and as Chief Financial Officer beginning in January 1988. Mr. Pope is also a director of Federal-Mogul Corporation, Wallace Computer Services, Inc., Medaphis Corporation, MotivePower Industries, Inc., Lamalie Associates, Inc. and Dollar Thrifty Automotive Group, Inc.

  STEVEN G. ROTHMEIER, age 51, has served as a director of the Company since March 1997 and has been Chairman and Chief Executive Officer of Great Northern Capital, a private investment management, consulting and merchant banking firm, since March 1993. From November 1989 until March 1993, he was President of IAI Capital Group, a venture capital and merchant banking firm. For more than ten years prior thereto, he served Northwest Airlines, Inc. or its parent corporation, NWA, Inc., in various executive capacities, including Chairman and Chief Executive Officer from 1986 to 1989. Mr. Rothmeier is also a director of Honeywell, Inc., Department 56, Inc., EW Blanch Holdings, Inc. and Precision Castparts Corp.

  ALEXANDER B. TROWBRIDGE, age 68, has served as a director of the Company since 1985 and President of Trowbridge Partners, Inc., a consulting services firm, since January 1990. He was President of the National Association of Manufacturers, Washington, D.C., from January 1980 to January 1990. Mr. Trowbridge also served as U.S. Secretary of Commerce in 1967 and 1968 and as Vice Chairman of Allied Chemical Corp. from 1976 to 1980. He also serves as a director of New England Life Insurance Co., The Rouse Co., Harris Corp., Sun Co. Inc., the Gillette Co., Warburg-Pincus Counsellors Funds and Icos Corp.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names and ages of the Company's executive officers (as defined by regulations of the Securities and Exchange Commission), the positions they hold with the Company and summaries of their business experience. Executive officers are elected by the Board of Directors and serve at the pleasure of the Board. All information is as of February 1, 1998.

  JERRY W. CAUDLE, age 55, has been Senior Vice President of the Company since December 1997. He served as a Group President of WMNA beginning in 1992, having previously been Vice President--West Region since October 1990. Mr. Caudle has been employed by the Company since 1974.

  DONALD R. CHAPPEL, age 46, who was named Acting Chief Financial Officer of the Company in October 1997, has served as its Vice President--Financial Services since November 1996 and Vice President and Controller (North American operations) since August 1995. From 1991 to July 1995, Mr. Chappel was Vice President and Controller--West and Mountain Areas of WMNA, and from July to August 1995 Vice President and Controller of CWM. Prior thereto he had served as Vice President and Controller--WMI Urban Services, beginning in June 1987 when he joined the Company.

  MICHAEL J. COLE, age 50, was elected a Senior Vice President of the Company in December 1997. From September 1996 to November 1997, Mr. Cole served as Group President of WMNA. Mr. Cole served as a Vice President of the Company from May to September 1996, and as its Group President--Technology Services from March to September 1996. He was previously President and Chief Executive Officer of CWM from March 1995 to March 1996, and President of Chem-Nuclear from June 1991 to March 1995. Mr. Cole has been employed by the Company since 1976.

  L. MICHAEL COLLIER, age 50, was elected a Senior Vice President of the Company in December 1997. From June 1996 until December 1997, he was a Group President of WMNA. From November 1995 to May 1996, Mr. Collier served as Executive Vice President of WMNA, and from September 1990 to October 1995 as Vice President and Chief Operating Officer of WM International. Mr. Collier has been employed by the Company since 1973.

  HERBERT A. GETZ, age 42, has been a Senior Vice President of the Company since May 1995, a Vice President of the Company since May 1990 and General Counsel since August 1992. He has also been Secretary of the Company since January 1988. He also served as Assistant General Counsel of the Company from December 1985 until August 1992. Mr. Getz has also held the offices of Vice President, General Counsel and Secretary of WMNA from April 1989 until December 1993, and Vice President and Secretary of Rust from January 1993 to May 1994. He has also served as Secretary of WTI from July 1995 to January 1997, a position he previously held, as well as being the General Counsel of WTI, from November 1990 until May 1993. Mr. Getz commenced employment with the Company in 1983. He is a director of NSC Corporation and OHM Corporation.

  JOSEPH M. HOLSTEN, age 45, has been Executive Vice President and Chief Operating Officer of the Company since February 1997. He was Chief Executive Officer of WM International from July 1995 to March 1997. From October 1993 to July 1995, he was Executive Vice President and Chief Financial Officer of WMNA. Mr. Holsten was Vice President of Acquisitions and Project Development for WM International from April 1992 to August 1993 and Vice President, Chief Financial Officer and Treasurer of Rust from September to October 1993. Mr. Holsten has been employed by the Company since 1981.

  ROBERT S. MILLER, age 56, has served as a director of the Company since May 1997. He was elected Chairman of the Board and named Acting Chief Executive Officer in October 1997. For a discussion of Mr. Miller's business experience and positions with other companies, see "Directors of the Registrant."

  JAMES E. O'CONNOR, age 48, has been a Senior Vice President of the Company since December 1997. Since 1993 he has served as Group President of WMNA. Mr. O'Connor began his employment with the Company in 1972.

  D. P. PAYNE, age 55, has been a Senior Vice President of the Company since April 1995, a position he previously held from 1990 to 1993. He also served as President and Chief Executive Officer and a director of CWM from September 1991 to March 1995. Mr. Payne has been employed by the Company since 1990.

  MARK T. SPEARS, age 40, was appointed Vice President and Controller of the Company in November 1997. Prior to this position, Mr. Spears served as Vice President and Assistant Controller from July 1997. Between 1995 and 1997, he served as Vice President and Controller of WM International. From 1993 to 1995, he was Vice President and Controller of Rust after holding increasingly responsible financial positions with WM International between 1989 and 1993. Mr. Spears joined the Company in 1988.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  In 1997 Dr. Cafferty and Mr. Montrone made late filings of reports required by Section 16(a) relating to purchases of the Company's common stock. Such reports were due on July 10, 1997 and September 8, 1997 and were filed on July 26, 1997 and September 13, 1997, respectively.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth certain information with respect to compensation for services in all capacities paid by the Company and its subsidiaries for the past three years, to or on behalf of each person who served as Chief Executive Officer during 1997, the four other most highly compensated executive officers of the Company as of December 31, 1997, and two additional individuals who were not serving as executive officers at December 31, 1997, but for whom disclosure is required under Securities and Exchange Commission rules:

                          SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                        -----------------------------------    -----------------------------------------------
                                           BONUS(1)                                        AWARDS     PAYOUTS
                                       --------------------                              ----------- ---------
                                                                 OTHER                   SECURITIES    LONG-   ALL OTHER
                                                                ANNUAL        RESTRICTED UNDERLYING    TERM    INCENTIVE
  NAME AND PRINCIPAL                               STOCK-       COMPEN-         STOCK      OPTIONS   INCENTIVE  COMPEN-
      POSITION(5)       YEAR  SALARY    CASH        BASED      SATION(2)      AWARDS(5)  (SHARES)(6)  PAYOUTS  SATION(7)
  ------------------    ---- --------- -------    ---------    ---------      ---------- ----------- --------- ---------
Robert S. Miller        1997 $  92,308 $     0            0     $   --        $   12,500     78,000       0     $    0
 Acting Chairman of the
 Board and Chief
 Executive Officer
Dean L. Buntrock        1997         0       0            0     243,447(3)             0    283,111       0          0
 Former Chairman of the 1996 1,250,000       0            0      88,516(3)             0    176,656       0        750
 Board and Chief        1995 1,400,000       0    1,792,000(1)  437,980(1)(3)          0    205,505       0     10,500
 Executive Officer(8)
Ronald T. LeMay         1997   450,000       0            0         --        11,684,300  2,000,000       0          0
 Former Chairman of the
 Board, President and
 Chief Executive
 Officer(8)
Phillip B. Rooney       1997 2,500,000       0            0      57,934                0          0       0        750
 Former President and   1996 1,250,000       0      435,247(1)  124,880(1)             0    476,183       0        750
 Chief Executive
 Officer(8)             1995 1,000,000       0    1,141,000(1)  261,280(1)             0    146,789       0     10,500
Joseph M. Holsten       1997   650,000 300,000            0         --         1,794,375    166,556       0        750
 Executive Vice         1996   440,000 252,058            0     225,280(4)             0    173,253       0          0
 President and Chief    1995   400,000 246,750            0      96,957(4)             0    175,780       0     10,500
 Operating Officer
James E. Koenig         1997   600,000       0            0         --                 0     79,867       0        750
 Former Executive Vice  1996   600,000 355,000            0         --         1,485,000    186,514       0        750
 President(8)           1995   517,000 420,000            0         --                 0     62,615       0     10,500
Jerry W. Caudle         1997   325,000 225,223(1)         0         --           770,775     27,038       0        750
 Senior Vice            1996   310,000  97,534       97,534(1)      --                 0     22,003       0        750
 President              1995   300,000       0      182,400(1)      --                 0     24,771       0      8,803
Herbert A. Getz         1997   450,000       0            0         --                 0     59,900       0        750
 Senior Vice President, 1996   450,000 112,500            0         --         1,155,000    146,136       0        750
 General Counsel        1995   365,000 300,000            0         --                 0     44,725       0     10,500
 and Secretary
William P. Hulligan     1997   475,000       0            0         --                 0     51,373       0        750
 Executive Vice         1996   475,000       0       95,000(1)      --                 0     48,699       0        750
 President,             1995   445,000       0      365,790(1)   74,748(1)             0     36,743       0     10,500
 Waste Management of
 North America, Inc.
D. P. Payne             1997   420,000       0            0         --         1,054,575     55,907       0        750
 Senior Vice President  1996   420,000       0      105,000(1)      --                 0     43,060       0        750
                        1995   400,000       0      322,250(1)   74,879(1)             0     47,706       0        750

-------
(1) All of the amounts shown under "Bonus--Stock-Based" were deferred and are deemed to be invested in shares of the Company's common stock, and thus fully "at risk" until after retirement or other termination of employment. The deferring officers received a 20% Company match of the bonus deferred, included under "Other Annual Compensation," which vests over a four-year period and is also deemed invested and "at risk" in the same manner as the deferred bonus. See Note 1 to the table in "Security of Ownership of Certain Beneficial Owners and Management--Securities Ownership of Management" set forth below in Item 12. Of the total amount of Mr. Caudle's bonus, $31,362 was subject to mandatory "banking" under the Company's Corporate Incentive Bonus Plan and remains "at risk" during 1998.

(2) Excludes perquisites and other benefits, unless the aggregate amount of such compensation is at least the lesser of either $50,000 or 10 percent of the total annual salary and bonus reported for the named executive officer.

(3) Includes financial planning expenses of $68,000 paid by the Company on behalf of the named executive officer in 1995 and 1996 and $60,000 in 1997, and personal use of Company aircraft in 1997 valued at $174,749.

(4) Includes foreign service premium ($96,000 in 1996 and $40,000 in 1995) and housing allowance ($96,000 in 1996 and $40,000 in 1995).

(5) The value shown is as of the date of issuance. Dividends are paid or accrued on restricted stock awards at the same rate as paid to all stockholders. For a description of the restrictions on such stock, see "Certain Transactions." Mr. LeMay's restricted stock award was forfeited upon his resignation.

(6) The numbers shown in the table above represent options for the purchase of shares of the Company's common stock granted to the named persons under the Employee Plans. For Mr. Holsten, such numbers include the following numbers of shares underlying options to acquire common stock of WM
    International: 160,000 in 1996 and 140,000 in 1995. Mr. LeMay's options terminated upon his resignation.

(7) Amounts of All Other Compensation are amounts contributed by the Company for fiscal years 1995, 1996 and 1997 under the Company's Profit Sharing and Savings Plan and for fiscal year 1995 under the Company's Profit Sharing and Savings Plus Plan for the persons named above.

(8) Robert S. Miller served in such capacity from October 29, 1997. Dean L. Buntrock served in such capacity from February 17, 1997 until July 13, 1997. Ronald T. LeMay served in such capacity from July 13, 1997 until October 29, 1997. Phillip B. Rooney served in such capacity from January 1, 1997 to February 17, 1997. James E. Koenig served in such capacity until October 31, 1997. William P. Hulligan served in such capacity until November 30, 1997.

STOCK OPTIONS

  The following tables set forth certain information with respect to stock options granted to the persons named in the Summary Compensation Table during the year ended December 31, 1997. No options were granted to the persons named in the Summary Compensation Table during the year ended December 31, 1997 by WTI or WM International.

                         COMPANY OPTION GRANTS IN 1997

                               INDIVIDUAL GRANTS

                                       PERCENTAGE                               POTENTIAL REALIZABLE
                           NUMBER       OF TOTAL                                  VALUE AT ASSUMED
                             OF         COMPANY                                   ANNUAL RATES OF
                         SECURITIES     OPTIONS                               STOCK PRICE APPRECIATION
                         UNDERLYING    GRANTED TO  EXERCISE                      FOR OPTION TERM(8)
                          OPTIONS      EMPLOYEES     PRICE    EXPIRATION ----------------------------------
NAME                     GRANTED(1)     IN 1997   (PER SHARE)  DATE(7)   0%        5%             10%
----                     ----------    ---------- ----------- ---------- --- -------------- ---------------
Robert S. Miller........     3,000(2)      .05      $30.05      5/09/07  $ 0 $       56,695 $       143,676
                            75,000(3)     1.21       23.375    11/04/07    0      1,102,531       2,794,030
Dean L. Buntrock........   150,000(4)     2.42       33.00      3/04/07    0      3,113,028       7,889,025
                           133,111(5)     2.15       30.05      5/09/07    0      2,515,569       6,374,947
Ronald T. LeMay......... 2,000,000       32.24       33.10      7/13/07    0     41,632,824     105,505,751
Phillip B. Rooney.......       --          --          --           --    --            --              --
Jerry W. Caudle.........    27,038(5)      .44       30.05      5/09/07    0        510,972       1,294,903
Herbert A. Getz.........    59,900(5)      .97       30.05      5/09/07    0      1,132,007       2,868,728
James E. Koenig.........    79,867(5)     1.29       30.05      5/09/07    0      1,509,349       3,824,987
William P. Hulligan.....    51,373(5)      .83       30.05      5/09/07    0        970,862       2,460,354
Joseph M. Holsten.......    66,556(5)     1.07       30.05      5/09/07    0      1,257,794       3,187,497
                           100,000(6)     1.61       33.85      6/20/07    0      2,128,808       5,394,818
D. P. Payne.............    55,907(5)      .90       30.05      5/09/07    0      1,056,546       2,677,496
All stockholders as a
 group(9)...............       --          --       $30.05      5/09/07  $ 0 $8,585,108,686 $21,756,350,814

--------
(1) The option holder has the right to pay the exercise price by delivering previously acquired shares of the Company's common stock, and to have shares withheld to satisfy tax withholding requirements in connection with the exercise of options. Such options become immediately exercisable upon a Change in Control of the Company, as defined in the option plan. Options are non-transferable other than by will or the laws of descent and distribution.

(2) Options become exercisable May 9, 1998.

(3) Options become exercisable upon termination of service.

(4) Options become exercisable in three equal cumulative annual installments commencing March 4, 1998.

(5) Options become exercisable in three equal cumulative annual installments commencing May 9, 1998.

(6) Options become exercisable in three equal cumulative installments commencing June 20, 1998.

(7) Options have a term of ten years, subject to earlier termination in certain events related to termination of employment. Mr. LeMay's options terminated upon his resignation. Mr. Koenig's options terminate on October 31, 2000.

(8) The amounts under the columns labeled "5%" and "10%" are included by the Company pursuant to certain rules promulgated by the Securities and Exchange Commission and are not intended to forecast future appreciation, if any, in the price of the Company's stock. Such amounts are based on the assumption that the named persons hold the options granted for their full term. The actual value of the options will vary in accordance with the market price of the Company's common stock. The column headed "0%" is included to demonstrate that the options were granted at fair market value and optionees will not recognize any gain without an increase in the stock price, which increase benefits all stockholders commensurately.

(9) Based upon the price of the Company's stock and the total shares outstanding as of the date of grant, if the price of the Company's common stock increased at the 5% or 10% rates shown in the table above, stockholders as a group would realize aggregate gains (excluding dividends) in the amounts shown above during the period from grant date to the May 9, 2007 option expiration date.

  The following table sets forth certain information as to each exercise of stock options during the year ended December 31, 1997 by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

      AGGREGATED OPTION EXERCISES IN 1997 AND 1997 YEAR-END OPTION VALUE

                                                 NUMBER OF SECURITIES UNDER-     VALUE OF UNEXERCISED IN-
                                                  LYING UNEXERCISED OPTIONS        THE-MONEY OPTIONS AT
                           SHARES                   AT DECEMBER 31, 1997           DECEMBER 31, 1997(1)
                          ACQUIRED      VALUE    ------------------------------  -------------------------
NAME                     ON EXERCISE REALIZED(1) EXERCISABLE     UNEXERCISABLE   EXERCISABLE UNEXERCISABLE
----                     ----------- ----------  --------------  --------------  ----------- -------------
Robert S. Miller
 Company Options........         0   $       0                 0          78,000  $      0     $309,375
Dean L. Buntrock
 Company Options........         0           0         1,217,704               0    88,451            0
 WM International
  Options...............         0           0           200,000               0         0            0
Ronald T. LeMay
 Company Options........         0           0                 0               0         0            0
Phillip B. Rooney
 Company Options........         0           0         1,323,408               0   152,844            0
 WM International
  Options...............         0           0           200,000               0         0            0
Jerry W. Caudle
 Company Options........         0           0           112,957          49,963    29,391        2,064
Herbert A. Getz
 Company Options........         0           0           167,383         172,231    32,280        3,727
 WTI Options............   240,000   1,515,744                 0               0         0            0
 WM International
  Options...............         0           0            40,000               0         0            0
James E. Koenig
 Company Options........         0           0           455,318               0    59,209            0
 WTI Options............   120,000     757,872                 0               0         0            0
 WM International
  Options...............         0           0           200,000               0         0            0
William P. Hulligan
 Company Options........         0           0           202,376          96,086    43,145        3,061
Joseph M. Holsten
 Company Options........         0           0            63,506         187,317    18,158        2,981
 WM International
  Options...............         0           0           306,666         153,334         0            0
D. P. Payne
 Company Options........         0           0           284,814         100,515   285,228        3,975

--------
(1) Market value less exercise price, before payment of applicable income taxes.

LONG TERM INCENTIVE PLAN AWARDS

  The following table sets forth certain information as to awards under the Company's Long Term Incentive Plan (the "LTIP") with respect to the year ended December 31, 1997 to the persons named in the Summary Compensation Table:

                            NUMBER OF PERFORMANCE    ESTIMATED FUTURE PAYOUTS
                             SHARES,    OR OTHER          UNDER NON-STOCK
                            UNITS OR  PERIOD UNTIL     PRICE BASED PLANS(3)
                              OTHER    MATURATION  -----------------------------
NAME                        RIGHTS(1) OR PAYOUT(2) THRESHOLD  TARGET   MAXIMUM
----                        --------- ------------ --------- -------- ----------
Robert S. Miller...........    --           --          --        --         --
Dean L. Buntrock...........    --           --          --        --         --
Ronald T. LeMay............    --           --          --        --         --
Phillip B. Rooney..........    --           --          --        --         --
Jerry W. Caudle............    --       3 years    $130,000  $130,000 $  812,500
Herbert A. Getz............    --       3 years     180,000   180,000  1,125,000
James E. Koenig............    --       3 years     240,000   240,000  1,500,000
Joseph M. Holsten..........    --       3 years     260,000   260,000  1,625,000
William P. Hulligan........    --           --          --        --         --
D. P. Payne................    --       3 years     168,000   168,000  1,050,000

--------
(1) Awards consist of the designation of target percentages of annual salary at the end of the performance period to be paid if the Company achieves certain performance objectives. No payout occurs unless the Company achieves certain threshold performance objectives. Above the threshold, payouts may be greater than the target percentage to the extent that the Company's performance exceeds or fails to meet the target objectives specified in the plan. Payouts under the LTIP are based on the rank of the Company's total stockholder return (stock price appreciation plus reinvested dividends) among the total stockholder returns of the companies that comprise the Dow Jones Industrial Average over the performance period.
(2) The performance period includes calendar years 1997, 1998 and 1999.
(3) Provided that the participant is an officer of the Company or one of its subsidiaries at the end of the performance period, an amount equal to 50% of the performance award, if any, is to be paid in cash, and the remaining 50% is to be deemed to be invested in common stock of the Company. The participant is entitled to receive the value of such deemed investment on the date three years after the end of the performance period. Estimated future payouts were calculated using 1997 salaries, assume that a performance award will be earned at the levels shown, and do not reflect any possible subsequent increase or decrease in the value of the portion of the award which would be required to be deferred under the terms of the plan.

PENSION AND RETIREMENT PLANS

  The following table sets forth estimated annual benefits payable upon retirement under the Company's Pension Plan and its Supplemental Executive Retirement Plan ("SERP") to employees of the Company in specified remuneration and years of service classifications. For purposes of the following table, it is assumed that the five executive officers named in the cash compensation table are eligible for the SERP benefits and that each such officer's annualized Final Average Compensation (as defined below) will be equal to his average annual compensation for the three years ended December 31, 1997.

                              PENSION PLAN TABLE

                                       YEARS OF SERVICE(2)(3)
                      ---------------------------------------------------------
REMUNERATION(1)          15       20       25       30        35         40
---------------       -------- -------- -------- -------- ---------- ----------
$  400,000........... $ 90,000 $120,000 $150,000 $180,000 $  210,000 $  240,000
   500,000...........  112,500  150,000  187,500  225,000    262,500    300,000
   600,000...........  135,000  180,000  225,000  270,000    315,000    360,000
   700,000...........  157,500  210,000  262,500  315,000    367,500    420,000
   800,000...........  180,000  240,000  300,000  360,000    420,000    480,000
   900,000...........  202,500  270,000  337,500  405,000    472,500    540,000
 1,000,000...........  225,000  300,000  375,000  450,000    525,000    600,000
 1,100,000...........  247,500  330,000  412,500  495,000    577,500    660,000
 1,200,000...........  270,000  360,000  450,000  540,000    630,000    720,000
 1,300,000...........  292,500  390,000  487,500  585,000    682,500    780,000
 1,400,000...........  315,000  420,000  525,000  630,000    735,000    840,000
 1,500,000...........  337,500  450,000  562,500  675,000    787,500    900,000
 1,600,000...........  360,000  480,000  600,000  720,000    840,000    960,000
 1,700,000...........  382,500  510,000  637,500  765,000    892,500  1,020,000
 1,800,000...........  405,000  540,000  675,000  810,000    945,000  1,080,000
 1,900,000...........  427,500  570,000  712,500  855,000    997,500  1,140,000
 2,000,000...........  450,000  600,000  750,000  900,000  1,050,000  1,200,000

--------
(1) Upon normal retirement at age 65 or after completing five years of participation in the Company's Pension Plan, whichever is later, a participant is entitled to a pension based on the average of the participant's eligible compensation for the highest five consecutive years out of his or her last 10 years of service. For this purpose, a participant's eligible compensation generally includes all of his or her cash compensation, subject, in 1997, to the statutory maximum of $160,000. The annual lifetime benefit is equal to (i) 1% of average eligible compensation, multiplied by (ii) the number of his or her years of service, and, for a participant retiring at age 65 with 10 years of service, may not be less than $100 per month. Under the SERP, eligible participants who retire following age 60, or retire with at least 30 years of service, are entitled to a monthly benefit equal to (i) 1.5% of the participant's Final Average Compensation per year of service (Final Average Compensation is the monthly average compensation of such participant for the highest three consecutive calendar years out of his or her last 10 calendar years of service), reduced by (ii) the amount of such participant's monthly benefit under the Pension Plan. Compensation used for calculating benefits under the SERP includes only the participant's salary and annual incentive bonus. Eligible participants are those officers who have served in such capacities for at least 10 years at the time of retirement. Payment of benefits under the SERP is made on the same basis as payments under the Pension Plan, and both plans provide for reduced payouts in the event of early retirement.
(2) At December 31, 1997, the credited years of service for current and former executive officers were as follows: Mr. Miller--0; Mr. Buntrock--41; Mr. LeMay--0; Mr. Rooney--28; Mr. Caudle--22; Mr. Getz--14; Mr. Koenig--20; Mr. Hulligan--19; Mr. Holsten--15; Mr. Payne--7.

(3) Benefits shown are computed on a straight-life annuity basis at normal retirement age. Provision is made for payment of pensions in joint and survivor form and in various other forms and at other times, on an actuarially equivalent basis. Benefits are not subject to reduction for social security benefits.

COMPENSATION OF DIRECTORS

  Each member of the Board of Directors of the Company who is not an employee of the Company is paid an annual retainer of $50,000, 50% of which is paid in shares of restricted common stock of the Company. Such directors also receive $1,000 for each day on which they perform substantial work on behalf of a Committee of the Board, which includes attendance at meetings of Committees of which such directors are members. Each director is expected to accumulate, over a five year period, an equity interest in the Company equivalent to 300% of the annual retainer for Board service. Directors may elect to receive 100% of their retainer in the form of restricted common stock of the Company. Directors who have met or exceeded the Board's minimum stock ownership goal may elect to receive up to 100% of their annual retainer in cash. The Company maintains a major medical expense insurance policy which is available to all directors of the Company. The policy covers the medical and dental expenses of the directors in excess of the coverage provided by the director's primary health insurance program.

OUTSIDE DIRECTORS' PLANS

  The Company has two unfunded deferred compensation plans for non-employee members of its Board of Directors. Under the Deferred Directors' Fee Plan, as amended, such directors may make an irrevocable election annually to defer receipt of all or a portion of the directors' fees payable to them until termination of their membership on the Board of Directors. Such amounts deferred prior to January 1, 1998 are deemed to be invested in the Company's common stock or, at the election of the director, in the common stock of any of the Company's majority-owned public subsidiaries, and during the period of deferral, such deferred amounts are credited with the dividends or stock splits that would be received had such investment actually been made. Upon termination of the director's service, the common stock deemed reflected by his or her deferred account is deemed to be sold, and the deemed proceeds of such sale (or an amount equal to the amount originally deferred, if greater) will be distributed to the director in cash, in a lump sum or installments. Accounts deferred after December 31, 1997 will be credited with interest from time to time at a rate equal to the weekly average rate on the ten year U.S. Treasury Note. Upon termination of the director's service, the value of the account on the books of the Company will be distributed to the director in cash, in a lump sum or installments.

  Under the Directors' Phantom Stock Plan, certain non-employee directors received a one-time grant of 5,000 Phantom Shares at the time of adoption of such plan or at the time they first became directors. Each of such Phantom Shares was initially deemed to be equal in value to one share of the Company's common stock at the time of award. Phantom Shares are credited to a bookkeeping account which is adjusted to reflect stock (but not cash) dividends or stock splits which would be received with respect to an equivalent number of shares of the Company's common stock. Upon termination of the director's service, the director is paid an amount in cash, in a lump sum or installments, for each Phantom Share then credited to his or her account, equal to the then difference between the market price of the Company's common stock at the time of award and the average closing prices of one share of the Company's common stock on the New York Stock Exchange Composite Tape for the most recent 10 consecutive trading days immediately preceding such termination. In 1991, the Company's Board of Directors terminated its authority to make additional grants under the Directors' Phantom Stock Plan.

STOCK OPTION PLANS FOR NON-EMPLOYEE DIRECTORS

  The 1992 Stock Option Plan for Non-Employee Directors (the "Directors Plan") of the Company provides for the awards of options covering an aggregate of 150,000 shares of the Company's common stock. Each director of the Company first elected in 1997 or thereafter who is neither an officer nor full-time employee of the Company or any of its subsidiaries, upon election or appointment to the Board of Directors, is granted an option to purchase 3,000 shares of the Company's common stock on the date of election and on the next four anniversaries if re-elected. Each such director elected before 1997 received an option to purchase a total of 15,000 shares of the Company's common stock on the date of his or her election. All options under the Directors Plan are granted at the fair market value of the stock at the time of grant and are for a term of 10 years from the date of grant. Options granted in 1997 or thereafter become exercisable after one year following the grant date. Options granted prior to 1997 become exercisable with respect to 20% of the total number of shares subject to the option six months after the date of grant and with respect to an additional 20% at the end of each 12-month period thereafter on a cumulative basis during the succeeding four years.

  Under the Directors Plan, in the event that the Company's shares of common stock are changed by a stock dividend, split or combination of shares, or a merger, consolidation or reorganization with another company in which holders of the Company's common stock receive other securities, or any other relevant change in the capitalization of the Company, a proportionate or equitable adjustment will be made in the number or kind of shares subject to unexercised options or available for options and in the purchase price for shares. If an option expires or is terminated or cancelled unexercised as to any shares, such released shares may again be optioned (including a grant in substitution for a cancelled option). Shares subject to options may be made available from unissued or reacquired shares of common stock.

  Options are not transferable by the optionee otherwise than by will or the laws of descent and distribution, provided that the Board of Directors may grant options that are transferable, without payment of consideration, to immediate family members of the optionee or to trusts or partnerships for such family members or to charitable organizations (each an "Option Transferee"), subject to the Company's procedures for administration, and may amend outstanding options to provide for such transferability. Options terminate if the optionee ceases to be a director of the Company for any reason other than death, permanent disability, resignation or retirement. If the optionee ceases to be a director because of death or permanent disability, the optionee or the optionee's heirs, legatees, legal representative or the Option Transferee may exercise the option in full at any time during its term within three months after the date of termination. In the event of resignation or retirement, an option may be exercised by the optionee (or if the optionee dies within three months after such termination, by the optionee's heirs, legatees or legal representative) or the Option Transferee at any time during its specified term prior to three months after the date of such resignation or retirement, but only to the extent it was exercisable at the date of such resignation or retirement.

  Prior to January 1, 1992, upon election to the Board of Directors non-employee directors received options for 10,000 shares under the Company's 1981 Stock Option Plan for Non-Employee Directors (the "1981 Plan"), the terms of which are substantially similar to the Directors Plan. No person who is the holder of an option granted under the 1981 Plan or the Employee Plans or who has purchased shares upon the exercise of such an option is eligible for a grant of options under the Directors Plan.

DIRECTORS' CHARITABLE ENDOWMENT PROGRAM

  The Company maintains a Directors' Charitable Endowment Program pursuant to which the Company has purchased life insurance policies on members of the Board of Directors. Under the program, death benefits will be paid to the Company, and the Company in turn will donate such death benefits (up to $100,000 for each year of service on the Company's Board of Directors, subject to a $1,000,000 limit) to one or more charitable organizations recommended by the director. Directors derive no financial benefit from this program because all charitable deductions accrue solely to the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation and Stock Option Committee of the Company's Board of Directors consisted during 1997 of Messrs. Pedersen (Chairman), Arnelle, Edwards, Montrone and Peterson and Dr. Cafferty. There are no interlocks requiring disclosure or insider members of this committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF MANAGEMENT

OWNERSHIP OF COMPANY COMMON STOCK

  The following table sets forth certain information as of February 1, 1998 as to the beneficial ownership of common stock of the Company by the directors and, each person who served as Chief Executive Officer during 1997, the four other most highly compensated executive officers of the Company as of December 31, 1997, two additional individuals who were not serving as executive officers at December 31, 1997, but for whom disclosure is required pursuant to the rules of the Securities and Exchange Commission (the "SEC"), and all directors and persons serving as executive officers of the Company as a group:

                                                     NUMBER OF SHARES PERCENT OF
                               SHARES                OF COMMON STOCK    COMMON
                             OTHER THAN               OF THE COMPANY    STOCK
                             EXERCISABLE EXERCISABLE   BENEFICIALLY     OF THE
                               OPTIONS     OPTIONS       OWNED(2)      COMPANY
                             ----------- ----------- ---------------- ----------
Directors
 (Other than Executive
 Officers)
  H. Jesse Arnelle.........       1,338      15,000        16,338(3)       *
  Pastora San Juan
   Cafferty................       5,000      12,000        17,000          *
  Jerry E. Dempsey.........     395,020           0       395,020          *
  James B. Edwards.........       2,277       9,000        11,277          *
  Donald F. Flynn..........     508,234           0       508,234          *
  Roderick M. Hills........       1,021           0         1,021          *
  Paul M. Montrone.........       4,500       3,000         7,500          *
  Peer Pedersen............     232,258           0       232,258(3)       *
  James R. Peterson........      84,068           0        84,068(3)       *
  John C. Pope.............       4,621           0         4,621          *
  Steven G. Rothmeier......       1,511       3,000         4,511          *
  Alexander B. Trowbridge..       2,400           0         2,400(3)       *
Current and Former
 Executive Officers(1)
  Robert S. Miller.........       1,511           0         1,511(3)
  Dean L. Buntrock.........   2,133,305   1,172,645     3,305,950          *
  Jerry W. Caudle..........      44,387     120,291       164,678          *
  Herbert A. Getz..........      82,564     182,762       265,326          *
  Joseph M. Holsten........      63,193      67,924       131,117          *
  William P. Hulligan......      42,634     218,609       261,243          *
  James E. Koenig..........     100,883     450,894       551,777          *
  Ronald T. LeMay..........           0           0             0          *
  D. P. Payne..............      51,543     299,167       350,710          *
  Phillip B. Rooney........      73,951   1,258,537     1,332,488          *
All directors and executive
 officers as a group
 including persons named
 above (27 persons)........   3,948,118   4,070,494     8,018,612        1.8%

--------
   *Less than 1 percent.

(1) Pursuant to the Company's Non-Qualified Profit Sharing and Savings Plus Plan, Messrs. Buntrock, Caudle, Getz, Holsten, Hulligan, Payne, Rooney and all executive officers as a group acquired beneficial ownership of the equivalent of an additional 77,943, 11,791, 368, 311, 25,737, 17,937,
    66,086 and 209,868 shares, respectively, of common stock of the Company in connection with their voluntary deferral of incentive awards pursuant to the terms of the Company's Corporate Incentive Bonus Plan.

(2) Directors and executive officers included in the group have sole voting power and sole investment power over shares listed, except (i) shares covered by options granted under the Company's stock option plans which were exercisable within 60 days of February 1, 1998; (ii) shares held pursuant to the Company's

   Profit Sharing and Savings Plan; (iii) Messrs. Edwards, Pedersen and Peterson, whose shares listed above include 312, 12,856 and 1,668 shares issuable upon conversion of the convertible subordinated notes due 2005 of the Company ("Company Notes"), respectively; and (iv) Messrs. Buntrock, Dempsey, Getz, Koenig, Miller and Pedersen, and all executive officers and directors as a group (including such individuals), who have shared voting and investment power over 146,833, 394,020, 42,032, 52,631, 1,000, 19,402 and 657,918 shares, respectively. Such shares shown for Messrs. Buntrock, Dempsey, and Pedersen are held in trusts or foundations over which such individuals share voting and investment power with other co-trustees or directors of such trusts and foundations. Such shares shown for Messrs. Getz, Koenig and Miller are held jointly with their spouses. Ownership of shares shown for Messrs. Buntrock, Dempsey, Edwards, Getz, Koenig and Pope, and for all executive officers and directors as a group, includes shares of common stock of the Company not held directly by them but held by or for the benefit of (i) their spouses or (ii) their minor children and other children residing with them, as to which they have neither investment power nor voting power. Shares were held by or for the benefit of such spouses or children of the following persons and the executive officers and directors as a group at February 1, 1998, in the amounts indicated: Mr. Buntrock-- 41,373 (held by spouse); Mr. Dempsey--1,000 (held by spouse); Dr. Edwards-- 254 (held by spouse with 104 such shares issuable upon conversion of Company Notes), Mr. Getz--240 (held by spouse), Mr. Koenig--30 (held by spouse), Mr. Pope--600 (held in trust for children); and all executive officers and directors as a group (including such individuals)--43,604. Additionally, ownership of shares shown for Mr. Koenig includes 1,200 shares held by him as trustee of a family trust in which Mr. Koenig has no pecuniary interest. Each of the above named persons and the members of such group disclaim any beneficial ownership of such shares.

(3) Pursuant to the Company's Deferred Directors' Fee Plan, described below under "Outside Directors' Plans," Messrs. Arnelle, Miller, Pedersen, and Peterson have also acquired beneficial ownership of the equivalent of 1,239, 1,158, 30,541 and 4,950 shares, respectively, of the Company's common stock through their voluntary deferral of all or a portion of their directors' fees. Pursuant to the Company's Directors' Phantom Stock Plan, described below under "Outside Directors' Plans," Messrs. Pedersen, Peterson and Trowbridge each have also acquired beneficial ownership of the equivalent of 40,000 shares of the Company's common stock.

OWNERSHIP OF WTI COMMON STOCK

  The following table sets forth certain information as of February 1, 1998 as to the beneficial ownership of WTI common stock by the directors, each person who served as Chief Executive Officer during 1997, the four other most highly compensated executive officers of the Company as of December 31, 1997, two additional individuals who were not serving as executive officers at December 31, 1997, but for whom disclosure is required under SEC rules, and all directors and persons serving as executive officers of the Company as a group:

                                                       NUMBER OF
                                                     SHARES OF WTI
                                                      COMMON STOCK  PERCENT OF
                                                      BENEFICIALLY  WTI COMMON
NAME                                                 OWNED(1)(2)(3) STOCK(2)(3)
----                                                 -------------- -----------
Directors (Other than Executive Officers)
  H. Jesse Arnelle..................................          0           *
  Pastora San Juan Cafferty.........................          0           *
  Jerry E. Dempsey..................................     34,336           *
  James B. Edwards..................................          0           *
  Donald F. Flynn...................................     45,245           *
  Roderick M. Hills.................................          0           *
  Paul M. Montrone..................................    256,000           *
  Peer Pedersen.....................................          0           *
  James R. Peterson.................................          0           *
  John C. Pope......................................          0           *
  Steven G. Rothmeier...............................          0           *
  Alexander B. Trowbridge...........................          0           *
Executive Officers
   Robert S. Miller.................................          0           *
  Dean L. Buntrock..................................    116,377           *
  Jerry W. Caudle...................................          0           *
  Herbert A. Getz...................................     73,414           *
  Joseph M. Holsten.................................          0           *
  William P. Hulligan...............................          0           *
  James E. Koenig...................................      1,500           *
  Ronald T. LeMay...................................          0           *
  D. P. Payne.......................................          0           *
  Phillip B. Rooney.................................     10,000           *
All directors and executive officers as a group
 including persons named above
 (27 persons).......................................    536,872           *

--------
*Less than 1 percent.
(1) Directors and executive officers included in the group have sole voting power and sole investment power over WTI shares listed, except (i) WTI shares covered by options exercisable within 60 days of February 1, 1998;
    (ii) 10,000 WTI shares deemed to be beneficially owned by each of Messrs. Buntrock, Flynn and Rooney as a result of restricted units granted pursuant to WTI's Restricted Unit Plan for Non-Employee Directors, (iii) 1,000 shares held by Mr. Dempsey's spouse and (iv) Messrs. Getz and Koenig, and all executive officers and directors as a group, who have shared voting and investment power over 73,414, 1,500 and 74,914 WTI shares, respectively. Such shares shown for Messrs. Getz and Koenig are held jointly with their spouses. Such persons disclaim any beneficial ownership of the WTI shares subject to such restricted units.

(2) Excludes an aggregate of 104,621,810 WTI shares beneficially owned by the Company that may be deemed beneficially owned by Mr. Miller because he may be deemed to be an affiliate of the Company. Mr. Miller disclaims any beneficial ownership of such WTI shares.

(3) The numbers and percentages of WTI shares shown in the table above are based on the assumption that currently outstanding stock options covering WTI shares which were exercisable within 60 days of February 1, 1998 had been exercised as follows: Mr. Montrone--256,000; and all executive officers and directors as a group (including such individuals)--256,000. Such persons and the members of such group disclaim any beneficial ownership of the shares subject to such options.

OWNERSHIP OF WM INTERNATIONAL ORDINARY SHARES

  The following table sets forth certain information as of February 1, 1998 as to the beneficial ownership of WM International ordinary shares (including ordinary shares represented by American Depositary Shares) by the directors, each person who served as Chief Executive Officer during 1997, the four other most highly compensated executive officers of the Company as of December 31, 1997, two additional individuals who were not serving as executive officers at December 31, 1997 but for whom disclosure is required under SEC rules, and all directors and persons serving as executive officers of the Company as a group:

                                                     NUMBER OF
                                                    SHARES OF WM
                                                   INTERNATIONAL
                                                      ORDINARY    PERCENT OF WM
                                                       SHARES     INTERNATIONAL
                                                    BENEFICIALLY    ORDINARY
NAME                                               OWNED(1)(2)(3) SHARES(2)(3)
----                                               -------------- -------------
Directors (Other than Executive Officers)
  H. Jesse Arnelle................................           0           *
  Pastora San Juan Cafferty.......................           0           *
  Jerry E. Dempsey................................       5,000           *
  James B. Edwards................................       2,000           *
  Donald F. Flynn.................................     250,000           *
  Roderick M. Hills...............................           0           *
  Peer Pedersen...................................       5,000           *
  James R. Peterson...............................           0           *
  John C. Pope....................................           0           *
  Steven G. Rothmeier.............................           0           *
  Alexander B. Trowbridge.........................         300           *
Current and Former Executive Officers
  Robert S. Miller................................           0           *
  Dean L. Buntrock................................     211,600           *
  Jerry W. Caudle.................................           0           *
  Herbert A. Getz.................................      40,000           *
  Joseph M. Holsten...............................     307,666           *
  William P. Hulligan.............................      50,000           *
  James E. Koenig.................................     202,500           *
  Ronald T. LeMay.................................           0           *
  D. P. Payne.....................................         200           *
  Phillip B. Rooney...............................     210,000           *
 All directors and executive officers as agroup
  including persons named above (27 persons)......   1,708,099           *

--------
*Less than 1 percent.

(1) Directors and executive officers included in the group have sole voting power and sole investment power over WM International shares listed, except (i) WM International shares covered by options exercisable within 60 days of February 1, 1998; and (ii) Messrs. Koenig, Payne, and Trowbridge, and all executive officers and directors as a group (including such individuals), who have shared voting and investment power over 2,500, 200, 300 and 3,000 WM International shares, respectively. Such WM International shares shown for Messrs. Koenig, Payne and Trowbridge are held jointly with their respective spouses. Ownership of shares shown for Messrs. Buntrock and Dempsey includes WM International shares not held directly by them but held by or for the benefit of their spouses as to which they have neither investment power nor voting power. WM International shares were held by or for the benefit of such spouses of the following persons at February 1, 1998 in the amounts indicated: Mr. Buntrock--1,500; Mr. Dempsey--5,000. Each of the above named persons disclaims any beneficial ownership of such shares.

(2) Excludes an aggregate of 300,000,000 WM International shares beneficially owned by the Company that may be deemed beneficially owned by Messrs. Miller and Holsten because each such person may be deemed to be an affiliate of the Company. Excludes an aggregate of 45,000,000 WM International shares beneficially owned by WTI that may be deemed beneficially owned by Mr. Miller because he may be deemed to be an affiliate of WTI. Each such person disclaims any beneficial ownership of such WM International shares.

(3) The numbers and percentages of WM International shares shown in the table above are based on the assumption that currently outstanding stock options covering WM International shares which were exercisable within 60 days of February 1, 1998 had been exercised as follows: Messrs. Buntrock, Flynn, Getz, Koenig, Holsten and Rooney 200,000, 200,000, 40,000, 200,000,
    306,666 and 200,000, respectively; and all executive officers and directors as a group (including such individuals)--1,569,999. Such persons and members of such group disclaim any beneficial ownership of the shares subject to such options.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

  The Company does not know of any person who, as of February 1, 1998, directly owned more than five percent of the Company's outstanding common stock. The Company, however, received a copy of a Schedule 13D filed by a group consisting of George Soros, Soros Fund Management LLC, Quantum Industrial Partners LDC, QIH Management Investor, L.P., QIH Management, Inc., Stanley F. Druckenmiller, and Duquesne Capital Management, L.L.C. The Schedule 13D filed by such persons indicate that such persons may be deemed to be a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. The Company also received a Schedule 13G for the year ended December 31, 1997 from Barrow, Hanley, Mewhinney & Strauss, Inc. ("BHMS"). Pursuant to the aggregation and attribution rules relating to the beneficial ownership of securities promulgated under the Securities Exchange Act of 1934, as amended, BHMS is deemed to be the beneficial owner of such shares shown because BHMS is an investment management company which exercises discretionary investment management over accounts holding such shares. No managed account alone owns five percent or more of the Company's common stock. The information presented in the following table is taken from the above-referenced Schedules 13D and 13G:

   TITLE                                             AMOUNT AND NATURE
     OF                NAME AND ADDRESS                OF BENEFICIAL   PERCENT OF
   CLASS              OF BENEFICIAL OWNER                OWNERSHIP       CLASS
   ------  ----------------------------------------- ----------------- ----------
   Common  Barrow, Hanley, Mewhinney & Strauss, Inc.    22,684,500        5.0
    Stock  One McKinney Plaza
           3232 McKinney Avenue
           Dallas, Texas 75204-2429
   Common  George Soros                                 25,225,600        5.5
    Stock  Soros Fund Management LLC
           QIH Management Investor, L.P.
           QIH Management, Inc.
           Stanley F. Druckenmiller
           888 Seventh Avenue, 33rd Floor
           New York, New York 10106
           Quantum Industrial Partners LDC
           Kaya Flamboyan 9
           Curacao, Netherlands Antilles
           Duquesne Capital Management, LLC
           2579 Washington Road, Suite 322
           Pittsburgh, Pennsylvania 15241-2591

MEETINGS AND COMMITTEES OF THE BOARD

  The Board of Directors has designated several committees of the Board, including a Compensation and Stock Option Committee, an Audit Committee and a Nominating and Governance Committee. The Board of Directors held an aggregate of 17 regular and special meetings in 1997.

  The Compensation and Stock Option Committee is responsible for making recommendations to the Board of Directors regarding salaries and incentive awards to be paid to executive officers of the Company, and for the administration of and the grant of equity-based incentives under the Company's 1997 Equity Incentive Plan (the "1997 Company Plan"), and the administration of the Company's 1982 Stock Option Plan, as amended (the "1982 Company Plan") and 1992 Stock Option Plan (the "1992 Company Plan" and together with the 1982 Company Plan and the 1997 Company Plan, the "Employee Plans"). The Audit Committee's functions include making recommendations to the Board of Directors on the selection of the Company's independent auditors, reviewing the arrangements for and scope of the independent auditors' examination, reviewing the results of the annual audit, meeting with the independent auditors, the Board of Directors and certain officers of the Company to review the adequacy of internal controls and reporting, reviewing compliance with the Company's policies on business ethics and environmental, health and safety compliance and performing any other duties or functions deemed appropriate by the Board. The Nominating and Governance Committee's principal function is to identify and propose to the full Board qualified nominees to fill vacancies on the Board as they occur, and to review and report to the Board on director compensation, monitor and make recommendations to the Board as to corporate governance matters and review and make recommendations to the Board concerning the organization and functioning of the Board and its committees.

  The Compensation and Stock Option Committee currently consists of Messrs. Pedersen (Chairman), Arnelle, Edwards, Montrone, Peterson and Dr. Cafferty; the Audit Committee currently consists of Messrs. Hills (Chairman), Pope and Rothmeier; and the Nominating and Governance Committee currently consists of Messrs. Trowbridge (Chairman), Arnelle, Miller and Montrone.

  During 1997, the Compensation and Stock Option Committee met eleven times, the Audit Committee met eight times and the Nominating and Governance Committee met five times. In 1997, during the time each director served in such capacity, nine directors attended 100% of the aggregate of the regular and special meetings of the Board of Directors and applicable committee meetings, six other directors attended at least 85% of the aggregate of all meetings of the Board of Directors and applicable committee meetings, and Dr. Edwards attended 70% of the aggregate of all meetings of the Board of Directors and applicable committee meetings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  When an option is exercised by an optionee under the Employee Plans or WTI's stock option plans at a time when the fair market value of the underlying stock exceeds the option exercise price, the difference is treated as ordinary income to the optionee for income tax purposes and the company which issued the options is entitled to a deduction equal to such amount. To facilitate an optionee's purchase of stock upon exercise of such options, the Company and WTI each had a policy prior to April 1998 of making available interest-free loans, in an amount up to the equivalent of all applicable tax withholding requirements, to optionees whose exercise of options results in ordinary income to them in excess of $10,000. All such loans normally are required to be repaid not later than April 15 in the year following the year in which such loans were made, unless otherwise extended. There were no such loans from the Company and WTI in excess of $60,000 made pursuant to such policy in 1997.

  The Company and WTI also each makes available to optionees interest-free loans for a period not to exceed 15 days to facilitate the exercise of options and the sale of the underlying stock. The largest aggregate amounts of such loans from the Company and WTI in excess of $60,000 which were outstanding to the directors and executive officers of the Company since January 1, 1997 were as follows: Mr. Koenig--$1,416,800. Such loan was repaid within the 15-day period. The Company also extended Mr. Getz a loan in the amount of $2,136,744 to facilitate the exercise of WTI options during an 18-day period in which he was precluded by Company policy from selling the underlying shares. Such loan was repaid at the end of such period and did not remain outstanding at March 15, 1998. Mr. Getz was indemnified by the Company against approximately $5,800 of interest on such loan and the income tax consequences of such indemnification.

  In connection with his transfer in 1995 from CWM, where he was President, to the Company, the Company entered into an employment agreement with D. P. Payne under which Mr. Payne will be paid a minimum annual salary of $400,000. Mr. Payne also is eligible to receive annual bonuses and all benefits generally available to executives of the Company. The term of Mr. Payne's employment under the agreement continues through December 31, 1999. Upon the death or permanent disability of Mr. Payne, the Company will pay his then current salary (including bonuses accrued as of the date of termination) for the balance of the calendar year in which such death or disability occurs but in no event for less than 180 days. If the Company terminates Mr. Payne's employment, it will continue to pay him an amount equal to his base salary until the end of the term of the agreement plus any unpaid but fully accrued annual bonus for the prior calendar year payable under the Annual Plan, unless the termination was for cause, in which case its obligations under the agreement cease. During the term of the agreement and for two years after the termination of the agreement, Mr. Payne has agreed not to compete with the Company or its subsidiaries. In March 1997, the Compensation Committee approved granting to Mr. Payne 34,500 restricted shares of common stock under the Company's 1997 Equity Incentive Plan (the "1997 Equity Plan"). In June 1997, Mr. Payne's employment agreement was amended to provide that in the event he should be terminated without cause during the term of the agreement or at any time thereafter, he would be provided with a minimum of ten years' service credit under the SERP. In February 1998, Mr. Payne entered into a new employment security agreement with the Company which superseded his prior agreement and which contains terms that are substantially similar to the agreements discussed below that were extended to certain other senior officers in March 1997. The terms of Mr. Payne's March 1997 restricted stock award agreement are also substantially similar to those awarded to such other officers at such time (see discussion below).

  In June 1996, in connection with his election as the Company's Chief Executive Officer, the Company entered into an amended and restated employment agreement with Phillip B. Rooney. The agreement replaced an agreement originally entered into between the Company and Mr. Rooney in 1986. Under the agreement Mr. Rooney would be paid a minimum annual salary of $1,250,000 as President and Chief Executive Officer of the Company. Mr. Rooney also was eligible to receive annual bonuses and all benefits generally available to executives of the Company. The Company also agreed to provide Mr. Rooney with a split-dollar life insurance arrangement with a death benefit of approximately $10 million. The term of Mr. Rooney's employment under the agreement was to continue through June 6, 2001 and would have been automatically extended on each anniversary date for a period of five years from such anniversary date unless either party gave written notice of termination prior to the anniversary date. Upon the death or permanent disability of Mr. Rooney, the Company would have paid annually $2,500,000 for the balance of the term of the agreement. If the Company breached or terminated the agreement or reduced the nature and scope of Mr. Rooney's authority and duties, it would have continued to pay him for five years unless the termination was for cause, in which case its obligations under the agreement would have ceased. In the event of a change in control of the Company, Mr. Rooney was entitled to elect to terminate the agreement and receive a lump sum payment of three times his average annual compensation (including bonuses) over the immediately preceding five years, which amount would be increased should an excise tax be imposed on him because of the payment. Were a change in control of the Company to have occurred on December 31, 1997 and if Mr. Rooney's employment with the Company were terminated as provided in the employment agreement, it is estimated that Mr. Rooney would have been eligible to receive approximately $5,457,620 (assuming no increase for any excise tax). During the term of the agreement and for a period of three years thereafter, Mr. Rooney agreed not to compete with the Company or its subsidiaries. In connection with Mr. Rooney's resignation as President and Chief Executive Officer on February 17, 1997, the Company gave notice of its decision to terminate such agreement. As a result of such notice, the agreement will terminate on February 17, 2002, unless earlier terminated pursuant to the agreement. During 1997, Mr. Rooney began to receive cash compensation under the agreement at an annual rate of $2,500,000 in lieu of all salary, bonuses, incentive or other performance-based compensation and the Compensation Committee accelerated the vesting of all unvested stock options held by Mr. Rooney.

  In August 1996, the Company entered into employment agreements with James E. Koenig, former Executive Vice President of the Company, and Herbert A. Getz, Senior Vice President and General Counsel of the Company (the "Executives"). The agreements provide that Mr. Koenig would be paid a minimum annual salary of $600,000 and Mr. Getz would be paid a minimum annual salary of $450,000. Each of the Executives also would be eligible to receive annual bonuses and all benefits generally available to executives of the Company. The term of the Executive's employment under each of the agreements continues until August 14, 1999 and is automatically extended on each anniversary date for a period of three years from such anniversary date unless the Company gives notice of termination, in which case the term is automatically extended and expires three years from the date of such notice. Upon the death or permanent disability of the Executive, the Company will pay annually the Executive's then current base salary for thirty-six months. If the Company terminates the agreement or reduces the nature and scope of the Executive's duties or relocates the primary employment location of the Executive, it will continue to pay him his then current base salary and his prorated annual bonus and long term bonus for three years unless the termination was for cause, in which case its obligations under the agreement cease. In the event of a change of control of the Company, the Executive may elect to terminate the agreement and receive a lump sum payment of three times his average annual compensation (including bonuses) over the immediately preceding five years, which amount will be increased should an excise tax be imposed on him because of the payment. Were a change in control to have occurred on December 31, 1997 and if each Executive's employment with the Company were terminated as provided in the employment agreements, it is estimated that Messrs. Koenig and Getz would have been eligible to receive approximately $2,113,081 and $1,479,101, respectively (assuming no increase for any excise tax). During the term of the agreements, and for a period of one year thereafter, each Executive has agreed not to compete with the Company or its subsidiaries. Concurrently with the execution of the employment agreements, the Company granted to Mr. Koenig 45,000 shares of its common stock and to Mr. Getz 35,000 shares of its common stock, subject in each case to a restricted stock agreement. Under the terms of the restricted stock agreements, the Executive cannot sell, assign, pledge or otherwise transfer such shares until the expiration of the period of the covenant not to compete contained in the employment agreement or his death or permanent disability. Except as provided below, if the Executive voluntarily terminates his employment prior to the tenth anniversary of the grant of such shares, all shares shall be forfeited. If such termination occurs after such tenth anniversary, such shares shall be vested, but remain subject to such restrictions. Vesting accelerates upon termination by the Company of the Executive's employment other than for cause, upon his retirement on or after reaching age 60, if the Company reduces the nature or scope of his authority and duties or his compensation or changes the location of his employment, or upon his death or permanent disability. Dividends upon such shares are deemed to be reinvested in additional shares and subject to the same restrictions. In connection with Mr. Koenig's resignation as Executive Vice President on October 31, 1997, the Company gave notice of its decision to terminate Mr. Koenig's employment agreement. As a result of such notice, the agreement will terminate on October 31, 2000, unless earlier terminated pursuant to the agreement. During 1997, Mr. Koenig began to receive cash compensation at an annual rate of $600,000.

  On March 10, 1998, the Company's Board of Directors approved an amendment to Mr. Getz's employment agreement to fix the amounts payable thereunder in the event the Company terminates Mr. Getz's employment without cause or he is constructively discharged at $900,000 per year. This amount represents his current base salary plus his target annual and long-term incentive levels. In consideration thereof, the Company obtained a commitment from Mr. Getz to remain with the Company through the Merger with USA Waste and for a reasonable transition time thereafter, which will be until at least June 30, 1999 unless terminated earlier by the Company.

  In March 1997, the Company's Board of Directors approved an employment security agreement with John D. Sanford, the Company's Senior Vice President and Chief Financial Officer. Mr. Sanford voluntarily resigned on October 29, 1997. The term of the agreement was to continue until March 11, 1999, and was to be automatically extended on each anniversary date for a period of two years from such anniversary date unless a party were to give 30 days' prior written notice of termination. If the Company were to have terminated Mr. Sanford's employment, or reduced the nature and scope of Mr. Sanford's duties or relocated his primary employment location, it would have continued to pay him his then current base salary for two years and his prorated annual bonus for the year of such termination, reduction or relocation, unless the termination was for cause, in which case its obligations under the agreement would cease. In addition, the Company was required to request the Compensation Committee to accelerate all of Mr. Sanford's unvested stock options. During the term of the agreement and for a period of one year thereafter, Mr. Sanford agreed not to compete with the Company or its subsidiaries. The Compensation Committee also granted to Mr. Sanford 28,800 restricted shares of its common stock under the 1997 Equity Plan. Upon Mr. Sanford's voluntary termination of his employment, all shares were forfeited.

  In March 1997, the Company's Board of Directors approved employment security agreements with Jerry W. Caudle, James E. O'Connor, Michael J. Cole and L. Michael Collier, each a Senior Vice President of the Company, and Donald R. Chappel, Vice President and Acting Chief Financial Officer of the Company, the terms of which are substantially similar to Mr. Sanford's employment security agreement. The Compensation Committee also granted shares of restricted common stock under the Company's 1997 Equity Plan to such officers in the following amounts: Mr. Caudle--23,900; Mr. O'Connor--23,600; Mr. Cole--23,200; Mr.
Collier--23,900; and Mr. Chappel--17,700. Under the terms of the restricted stock award agreement entered into in connection with this grant, and except as provided below, the officer will not be able to sell, assign, pledge or otherwise transfer such shares prior to ten years from the date of the grant. If the officer voluntarily terminates his employment before the tenth anniversary of the date of the grant, or if he should be terminated by the Company for cause, all shares will be forfeited. Vesting of all such shares will accelerate upon a change in control of the Company, the officer's retirement after age 62, or his death or disability. If the officer's employment is terminated without cause, the vesting of such shares will be accelerated at 2.5% of the grant for every three months of completed service after the date of the grant. Release of vested shares will occur upon satisfaction of the obligation not to compete under the officer's employment security agreement. Dividends upon such shares will be deemed to be reinvested in additional shares and subject to the same restrictions. The Company also entered into a similar agreement with Mark T. Spears, Vice President and Controller of the Company, in July 1997, but without making a grant of restricted shares.

  In June 1997, the Company's Board of Directors approved an employment security agreement with Joseph M. Holsten, the Company's Executive Vice President and Chief Operating Officer. The term of the agreement continues until June 20, 2000, provided that unless a party gives 30 days' prior written notice on June 20, 1998 and on each successive June 20, the term of the agreement shall be renewed for a period ending on the earlier of the date three years from such June 20 or the date of his sixty-second birthday unless earlier terminated pursuant to the terms of the agreement. The agreement provides for Mr. Holsten's salary to be increased to $650,000 as of June 20, 1997, and for him to be paid a cash bonus of $300,000 for 1997. If the Company terminates Mr. Holsten's employment, or reduces the nature and scope of Mr. Holsten's duties or relocates his primary employment location, it will continue to pay him his then current base salary for three years and his prorated annual and long term incentive plan compensation with respect to any participation rights in the Company's annual or long term incentive plans which have been awarded prior to the date of the notice of termination, unless the termination was for cause, in which case all of the Company's obligations under the agreement will cease. In addition, under such circumstances the Company will request the Compensation Committee to accelerate all of Mr. Holsten's unvested stock options. During the term of the agreement and for a period of one year thereafter or during the three-year period after termination, if longer, Mr. Holsten has agreed not to compete with the Company or its subsidiaries. The Compensation Committee also granted to Mr. Holsten 55,000 shares of restricted common stock under the 1997 Equity Plan. The terms of Mr. Holsten's restricted stock award agreement are substantially similar to those extended to certain other senior officers in March 1997. The Compensation Committee also approved granting to Mr. Holsten options to acquire 100,000 shares of the Company's common stock under the 1997 Equity Plan. In connection with the agreement, the Company has agreed to loan Mr. Holsten $1,000,000 to purchase shares of the Company's common stock at an annual rate equal to the three month London Interbank Offered Rate for the first London business day of each quarter that the loan is outstanding.

  In June 1997, the Company entered into a Supplemental Retirement Benefit Agreement with Thomas C. Hau, then the Company's Vice President, Controller and Principal Accounting Officer, which provides that, if Mr. Hau remains employed by the Company until at least April 1, 1998, or such earlier date as his employment is terminated as a result of death, disability or involuntary termination other than for cause, the monthly SERP benefit payable to Mr. Hau shall be equal to three percent of Mr. Hau's Final Average Compensation per year of service, and that Mr. Hau's benefits under the Company's Non-Qualified Profit Sharing and Savings Plus Plan will be vested.

  Effective July 13, 1997, the Company entered into an employment agreement with Ronald T. LeMay, in connection with his election as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. LeMay voluntarily resigned on October 29, 1997. The term of Mr. LeMay's employment under the agreement was to continue until July 13, 2002, and was to be automatically extended for additional one-year periods after such date unless either party were to give at least 12 months prior written notice electing not to extend the term of employment. The employment agreement provided that Mr. LeMay would be paid an annual base salary of $1,500,000, subject to increase in the discretion of the Board of Directors, and would participate in the Company's Corporate Incentive Bonus Plan with a target bonus opportunity equal to 80% of his base salary and with his 1997 incentive award to be not less than $1 million. The agreement also provided that Mr. LeMay would participate in the LTIP, with guaranteed minimum payouts of $350,000 and $250,000 for the performance periods ending in 1998 and 1999, respectively. The agreement further provided that Mr. LeMay would be awarded options to acquire 500,000 shares of the Company's common stock in each of four years beginning in April 1998 at an exercise price not less than the closing sale price of the common stock on the date of grant. Each such future option grant would have vested nine and one-half years after the date of grant, provided that if the price of a share of the Company's common stock were at least 1.6105 times the exercise price for at least 30 trading days within a consecutive period of 45 trading days between the fourth and fifth anniversaries of the date of grant, that grant would become exercisable on the fifth anniversary of the date of the grant.

  Pursuant to the employment agreement, Mr. LeMay was granted under the 1997 Equity Plan (a) 353,000 restricted shares of the Company's common stock with terms substantially similar to those of Mr. Caudle's restricted stock award described above, except that the restrictions were to lapse with respect to 20% of the restricted shares on each of the first five anniversaries of the award date, and (b) options to purchase a total of two million shares of the Company's common stock at an exercise price of $33.10 per share. Under the employment agreement, Mr. LeMay was also granted stock appreciation rights with respect to 500,000 shares of Sprint Corporation common stock at an exercise price of $47.9375 per share, which were to become exercisable on June 9, 2002 and expire on June 8, 2007. Mr. LeMay was granted stock appreciation rights with respect to an additional 500,000 shares of Sprint Corporation common stock at the same exercise price, which were to become exercisable on the fifth anniversary of the grant date only if the fair market value of Sprint Corporation common stock were at least $95.875 per share on any 30 trading days within a consecutive period of 45 trading days between the fourth and fifth anniversaries of the grant date, or alternatively, if such condition were not met, on the last day of such a 45-day period between the fourth and sixth anniversaries of the grant date but only if the fair market value of Sprint Corporation common stock were at least $95.875 on any 30 trading days during such period. Under the employment agreement, Mr. LeMay also received credit for 12 years of benefit and eligibility service under the SERP upon commencement of employment (with his SERP benefits to vest at the rate of 20% on each of the first five anniversaries of the effective date of the employment agreement and to be offset by any other pension benefit he may have received from the Company or Sprint Corporation), and was also entitled to a survivor benefit in the form of 10 annual payments each equal to 25% of his highest annual salary during the five-year period immediately preceding his death if he were to die before retirement (or if he were to die after retiring or becoming permanently disabled, a benefit equal to 300% of his highest annual salary during the five-year period immediately prior to the time of his retirement or disability, payable either in a lump sum or in installments). At least 13 months before retirement, Mr. LeMay was permitted to elect a supplemental retirement benefit in lieu of all or a portion of such survivor benefit.

  In the event Mr. LeMay's employment were terminated due to his death, the Company would have been required to pay his base salary through the end of the month in which the death occured, he would have received pro rata payouts of any annual incentive and LTIP awards, his outstanding stock options would have been exercisable until the earlier of the first anniversary of the date of death or the tenth anniversary of the date of grant, the restrictions on his restricted stock would have lapsed, and the Sprint Corporation stock appreciation rights would have been exercisable in accordance with their terms. In the event of his termination due to disability, Mr. LeMay would have been entitled to receive substantially the same benefits. In the event Mr. LeMay's employment were terminated without cause or constructively terminated without cause, the Company would have been obligated to pay his base incentive and LTIP awards plus an annual incentive award based on his target bonus opportunity for 24 months following the date of termination, his outstanding stock options would have been exercisable until the earlier of the third anniversary of the date of termination or the tenth anniversary of the date of grant, the restrictions on his restricted stock would have lapsed, and the Sprint Corporation stock appreciation rights would have been exercisable in accordance with their terms. In the event of termination without cause or constructive termination without cause after a change in control of the Company, Mr. LeMay would have received the same benefits, except that in lieu of the salary and annual incentive benefits described above, Mr. LeMay would have received his base salary and annual incentive awards for 36 months following termination, which amount would have been increased should an excise tax be imposed on him because of the payments. During the term of his employment and for a period of three years thereafter, Mr. LeMay agreed not to compete with the Company or its subsidiaries. As a result of his voluntary resignation on October 29, 1997, Mr. LeMay forfeited all benefits under his employment agreement other than salary through the date of resignation.

  Effective October 29, 1997, the Company entered into an employment agreement with Robert S. Miller, Acting Chairman of the Board and Chief Executive Officer of the Company. The term of Mr. Miller's employment under the agreement continues until the earlier of (a) approval by the Board of Directors of the Company of the hiring of a successor as Chairman of the Board and Chief Executive Officer, (b) Mr. Miller's death or disability, or (c) termination of his service upon written notice given either by Mr. Miller or the Board at least seven days prior to the effective date of such termination. The agreement provides that Mr. Miller will be paid a salary at the annual rate of $600,000 for so long as he serves as Acting Chairman of the Board and Chief Executive Officer. Pursuant to the agreement, Mr. Miller was granted an option under the 1997 Company Plan to purchase 75,000 shares of common stock at an exercise price of $23.375, exercisable upon the earlier of (a) the Board's approval of the hiring of Mr. Miller's successor as Chairman of the Board and Chief Executive Officer, (b) Mr. Miller's death or disability, or
(c) the termination of Mr. Miller's employment by the Board. Upon becoming exercisable, the option will remain exercisable through the earlier of November 3, 2007 or the ninetieth day after Mr. Miller ceases to serve as a member of the Board. The salary and option described above were Mr. Miller's exclusive compensation for his service as Acting Chairman of the Board and Chief Executive Officer of the Company. On March 10, 1998, the Board appointed Robert S. Miller as Chief Executive Officer, approved an increase in his annual salary to $900,000, named him as a participant in the Annual Plan and established his 1998 annual incentive target level at 80% of his salary, and granted him an option for 235,000 shares of the Company's common stock at an exercise price of $24.3875 on the same terms as his November 4, 1997 stock option grant. The options expire ten years after their grant or, if earlier, 90 days following Mr. Miller's retirement from the Board.

  On February 5, 1998, the Company sold an aircraft with a net book value of $11,491,835 to Dean L. Buntrock, former Chairman of the Board and Chief Executive Officer of the Company, for $14,058,886 in cash. The price was determined after the Company obtained four independent appraisals ranging from $13,772,998 to $14,500,000, with an average of $14,165,124, which was then reduced by half of the estimated amount of an avoided broker's commission. The Company also entered into an agreement pursuant to which the Company may lease the aircraft on a non-exclusive basis. The lease has a one year term, subject to termination by either party at any time upon thirty days' notice. The Company also entered into a sublease of hangar space for the aircraft for a term of one year, renewing annually thereafter, pursuant to which the Company will recoup approximately 25% of the Company's charges for rent, taxes, utilities, common area maintenance and other support costs at the Company's hangar. The Company also entered into a management services agreement pursuant to which the Company will provide flight crews, maintenance, recordkeeping and scheduling services for the aircraft. The Company is to be paid a management fee of $60,000 per year, two pilots' salaries and benefits, one mechanic's salary and benefits, and 100% of the necessary recurring training costs for two pilots and one mechanic. In addition, Mr. Buntrock will pay separately all direct expenses connected with the operation and maintenance of the aircraft. The Management Services Agreement will have a term of one year. If this agreement is terminated, the hangar sublease will terminate as well. The terms of these agreements with Mr. Buntrock were reviewed and approved by the Audit Committee and the Board of Directors as being fair to the Company and in its best interests.

  On March 10, 1998, the Board approved an employment security agreement with Paul G. George as the Company's new Senior Vice President--Human Resources. The term of the agreement continues until March 10, 1999 and automatically extends on each March 10 for a period of two years from such anniversary date unless a party were to give 30 days' prior written notice of termination. If the Company were to terminate Mr. George's employment, or reduce his salary, benefits or the nature and scope of Mr. George's duties or relocate his primary employment location, it would continue to pay him his then current base salary for two years, his prorated annual bonus for the year of such termination, reduction or relocation and all of Mr. George's unvested stock options will automatically accelerate, unless the termination was for cause, in which case its obligations under the agreement would cease. The agreement also gives Mr. George protection in the form of a tax gross-up payment in the event an excise tax under Internal Revenue Code Section 4999 is triggered as a result of the payments under the agreement. During the term of the agreement and for a period of one year thereafter, Mr. George has agreed not to compete with the Company or its subsidiaries.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K.

  (a) Financial Statements included in Item 8.

    (i) Consolidated Statements of Income for the four years ended December 31, 1997;

    (ii) Consolidated Balance Sheets--December 31, 1995, 1996 and 1997;

    (iii) Consolidated Statements of Stockholders' Equity for the four years ended December 31, 1997;

    (iv) Consolidated Statements of Cash Flows for the four years ended December 31, 1997;

    (v) Notes to Consolidated Financial Statements; and

    (vi) Report of Independent Public Accountants.

  (b) Schedule.

    Schedule II--Valuation and Qualifying Accounts.

  All other schedules have been omitted because the required information is not significant or is included in the financial statements or the notes thereto, or is not applicable.

  (c) Exhibits.

  The exhibits to this report are listed in the Exhibit Index elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

    (i) Waste Management, Inc. 1982 Stock Option Plan, as amended to March 11, 1988 (Exhibit 10.3 to registrant's 1988 annual report on Form 10-K);

    (ii) Deferred Director's Fee Plan, as amended (Exhibit 10.3 to registrant's 1990 annual report on Form 10-K);

    (iii) Director's Phantom Stock Plan (Exhibit 10.9 to registrant's 1984 annual report on Form 10-K);

    (iv) Amended and Restated Employment Agreement, dated as of June 17, 1996, by and between the registrant and Phillip B. Rooney (Exhibit 10.1 to registrant's report on Form 10-Q for the quarter ended September 30, 1996);

    (v) Waste Management, Inc. Corporate Incentive Bonus Plan (Exhibit B to registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders);

    (vi) Waste Management, Inc. Supplemental Executive Retirement Plan, as amended and restated as of November 11, 1997 (filed with this report);

    (vii) Chemical Waste Management, Inc. 1992 Stock Option Plan (Exhibit
  10.19 to Chemical Waste Management, Inc.'s 1991 annual report on Form 10-
  K);

    (viii) Employment Security Agreement dated July 28, 1997 between the registrant and Mark T. Spears (filed with this report);

    (ix) Chemical Waste Management, Inc. 1986 Stock Option Plan, as amended (Exhibit 10.1 to Chemical Waste Management, Inc.'s 1989 annual report on Form 10-K);

    (x) Waste Management, Inc. Non-Qualified Profit Sharing and Savings Plus Plan (Exhibit 10.11 to registrant's 1995 annual report on Form 10-K);

    (xi) Amendment No. 1 to Waste Management, Inc. Non-Qualified Profit Sharing and Savings Plus Plan (Exhibit 10.12 to registrant's 1996 annual report on Form 10-K);

    (xii) Amendment No. 2 to Waste Management, Inc. Non-Qualified Profit Sharing and Savings Plan (filed with this report);

    (xiii) Waste Management, Inc. Director's Charitable Endowment Plan (Exhibit 10.20 to registrant's 1989 annual report on Form 10-K);

    (xiv) Supplemental Retirement Benefit Agreement dated as of January 1, 1991 by and between registrant and Donald F. Flynn (Exhibit 10.17 to registrant's 1990 annual report on Form 10-K);

    (xv) Restricted Unit Plan for Non-Employee Directors of Wheelabrator Technologies Inc. as amended through June 10, 1991 (Exhibit 19.03 to the report on Form 10-Q of Wheelabrator Technologies Inc. for the quarter ended June 30, 1991);

    (xvi) 1988 Stock Plan for Executive Employees of Wheelabrator
  Technologies Inc. and its subsidiaries (the "WTI 1988 Stock Plan") (Exhibit
  28.1 to Amendment No. 1 to the registration statement of Wheelabrator Technologies Inc. on Form S-8, Registration No. 33-31523);

    (xvii) Amendments dated as of September 7, 1990 to the WTI 1988 Stock Plan (Exhibit 19.02 to the 1990 annual report on Form 10-K of Wheelabrator Technologies Inc.);

    (xviii) Amendment dated as of November 1, 1990 to the WTI 1988 Stock Plan (Exhibit 19.04 to the 1990 annual report on Form 10-K of Wheelabrator Technologies Inc.);

    (xix) 1986 Stock Plan for Executive Employees of Wheelabrator
  Technologies Inc. and its subsidiaries (the "WTI 1986 Stock Plan") (Exhibit
  28.2 to Amendment No. 1 to the registration statement of Wheelabrator Technologies Inc. on Form S-8, Registration No. 33-31523);

    (xx) Amendment dated as of November 1, 1990 to the WTI 1986 Stock Plan (Exhibit 19.03 to the 1990 annual report on Form 10-K of Wheelabrator Technologies Inc.);

    (xxi) Amended and Restated Employment Agreement dated as of June 20, 1997 between the registrant and D. P. Payne (Exhibit 10.21 to Post-Effective Amendment No. 2 to registrant's registration statement on Form S-1, Registration No. 333-01327);

    (xxii) Waste Management, Inc. 1992 Stock Option Plan (Exhibit 10.31 to registrant's registration statement on Form S-1, Registration No. 33-44849);

    (xxiii) Waste Management, Inc. Amended and Restated 1992 Stock Option Plan for Non-Employee Directors (Exhibit 10.23 to registrant's 1996 annual report on Form 10-K);

    (xxiv) Deferred Director's Fee Plan of Wheelabrator Technologies Inc. adopted June 10, 1991 (Exhibit 19.02 to the quarterly report on Form 10-Q of Wheelabrator Technologies Inc. for the quarter ended June 30, 1991);

    (xxv) Waste Management International plc Share Option Plan (Exhibit 10.1 to the registration statement on Form F-1 of Waste Management International plc, Registration No. 33-46511);

    (xxvi) Amendment dated as of December 6, 1991 to the WTI 1986 Stock Plan (Exhibit 19.01 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.);

    (xxvii) Amendment dated as of December 6, 1991 to the WTI 1988 Stock Plan (Exhibit 19.02 to the 1991 annual report on Form 10-K of Wheelabrator Technologies Inc.);

    (xxviii) Amendment dated as of December 6, 1991 to the Restricted Unit Plan for Non-Employee Directors of Wheelabrator Technologies Inc. (Exhibit
  19.05 to the 1991 annual report on Form 10-K of Wheelabrator Technologies
  Inc.);

    (xxix) Waste Management, Inc. Long Term Incentive Plan (as amended and restated as of January 27, 1994) (Exhibit A to registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders);

    (xxx) Employment Agreement dated as of August 15, 1996 between the registrant and James E. Koenig (Exhibit 10.2 to registrant's report on Form 10-Q for the quarter ended September 30, 1996);

    (xxxi) Employment Agreement dated as of August 15, 1996 between the registrant and Herbert A. Getz (Exhibit 10.3 to registrant's report on Form 10-Q for the quarter ended September 30, 1996);

    (xxxii) Restricted Stock Agreement dated as of August 15, 1996 between the registrant and James E. Koenig (Exhibit 10.4 to registrant's report on Form 10-Q for the quarter ended September 30, 1996);

    (xxxiii) Restricted Stock Agreement dated as of August 15, 1996 between the registrant and Herbert A. Getz (Exhibit 10.5 to registrant's report on Form 10-Q for the quarter ended September 30, 1996);

    (xxxiv) Letter Agreement dated as of February 17, 1997 between the registrant and Phillip B. Rooney (Exhibit 10.38 to registrant's 1996 annual report on Form 10-K);

    (xxxv) Waste Management, Inc. 1997 Equity Incentive Plan (Exhibit A to registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders);

    (xxxvi) Employment Security Agreement dated as of March 11, 1997 between the registrant and Jerry W. Caudle (filed with this report);

    (xxxvii) Employment Security Agreement dated as of June 20, 1997 between the registrant and Joseph M. Holsten (incorporated by reference to Exhibit
  10.40 to Post-Effective Amendment No. 2 to registrant's registration statement on Form S-1, Registration No. 333-01327);

    (xxxviii) Employment Agreement dated as of July 13, 1997 between the registrant and Ronald T. LeMay (Exhibit 10.1 to registrant's report on Form 8-K dated August 8, 1997);

    (xxxix) Letter Agreement dated as of November 4, 1997 between the registrant and Robert S. Miller (filed with this report);

    (xl) Form of restricted stock agreement between registrant and certain Directors of the registrant (filed with this report);

    (xli) Amendment to Employment Agreement dated as of March 10, 1998 between the registrant and Herbert A. Getz (filed with this report);

    (xlii) Loan and Indemnification Agreement dated as of November 25, 1997 between the registrant and Herbert A. Getz (filed with this report);

    (xliii) Employment Security Agreement dated as of February 9, 1998 between the registrant and Paul G. George (filed with this report);

    (xliv) Employment Security Agreement dated as of March 11, 1997 between the registrant and James E. O'Connor (filed with this report);

    (xlv) Employment Security Agreement dated as of March 11, 1997 between the registrant and Luther Michael Collier (filed with this report);

    (xlvi) Employment Security Agreement dated as of March 11, 1997 between the registrant and Michael J. Cole (filed with this report);

    (xlvii) Employment Security Agreement dated as of March 11, 1997 between the registrant and Donald R. Chappel (filed with this report);

    (xlviii) Form of Restricted Stock Award Agreement under the Waste Management, Inc. 1997 Equity Incentive Plan (Exhibit 10.40 to Post-Effective Amendment No. 2 to registrant's registration statement on Form S-1, Registration No. 333-01327); and

    (xlix) Restricted Stock Award Certificate dated as of June 20, 1997 between the registrant and Joseph M. Holsten (Exhibit 10.40 to Post-Effective Amendment No. 2 to registrant's registration statement on Form S-1 Registration No. 333-01327).

  (d) Reports on Form 8-K.

  During the fourth quarter of 1997, the Company filed reports on Form 8-K as follows:

     (i) a report dated October 10, 1997 reporting under Item 5 that on October 10, 1997 the registrant issued a new release announcing its results from continuing operations for the quarter ended September 30, 1997 would be below analysts' expectations and announcing the registrant might record a charge to income that could be material to its results of operations for the year.

    (ii) a report dated October 29, 1997 reporting under Item 5 that the registrant's Board of Directors had received and accepted the resignation of the registrant's Chairman and Chief Executive Officer, Ronald T. LeMay, and that the Board had named Robert S. Miller, a director of the registrant, as the Chairman of the Board and Acting Chief Executive Officer. The report also reported under Item 5 that Senior Vice President and Chief Financial Officer, John D. Sanford, had resigned from the registrant, and Donald R. Chappel would serve as the registrant's acting Chief Financial Officer. The report also announced that former Executive Vice President, James E. Koenig, had resigned.

    (iii) a report dated November 4, 1997 reporting under Item 5 that the registrant's Board of Directors had elected two new directors, Roderick M. Hills and John C. Pope, and that the Board had been expanded by one member with the elections. In addition, the report announced the formation of a Search Committee to seek a new Chief Executive Officer and certain changes affecting three Board committees. The report also announced that the Board had elected Mark T. Spears as Controller of the registrant, succeeding Thomas C. Hau.

    (iv) a report dated December 8, 1997 reporting under Item 5 that the registrant had announced it had signed a definitive merger agreement with its approximately 67% owned subsidiary, Wheelabrator Technologies Inc., under which the registrant will acquire approximately 53 million shares of the subsidiary at a cash purchase price of $16.50 per share.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULE

                                ($000'S OMITTED)

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS (AS RESTATED)

                                                                EFFECT OF
                           BALANCE  CHARGED ACCOUNTS             FOREIGN   BALANCE
                          BEGINNING   TO    WRITTEN             CURRENCY   END OF
                           OF YEAR  INCOME    OFF     OTHER(A) TRANSLATION  YEAR
                          --------- ------- --------  -------- ----------- -------
1994--Reserve for doubt-
 ful accounts (B)(C)....   $57,279  $35,720 $(38,621)  $5,072    $ 1,760   $61,210
1995--Reserve for doubt-
 ful accounts (C).......   $61,210  $48,914 $(45,224)  $1,814    $ 1,213   $67,927
1996--Reserve for doubt-
 ful accounts (B)(C)....   $67,927  $52,766 $(69,799)  $4,374    $  (245)  $55,023
1997--Reserve for doubt-
 ful accounts (B) (C)...   $55,023  $51,691 $(51,406)  $  641    $(2,605)  $53,344
                           =======  ======= ========   ======    =======   =======

--------
(A) Reserves of companies accounted for as purchases.

(B)  Includes reserves for doubtful long-term notes receivable.

(C)  Excludes discontinued operations.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN OAK BROOK, ILLINOIS ON THE 30TH DAY OF MARCH 1998.

                                          Waste Management, Inc.

                                                  /s/ Robert S. Miller
                                          By___________________________________
                                                    Robert S. Miller
                                                  Chairman of the Board
                                               and Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

    /s/   Robert S. Miller           Director, Chairman of the
____________________________________ Board and Chief Executive
          Robert S. Miller           Officer

      /s/ Jerry E. Dempsey           Director
____________________________________
          Jerry E. Dempsey

     /s/  Donald F. Flynn            Director
____________________________________
          Donald F. Flynn

     /s/    Peer Pedersen            Director
____________________________________
           Peer Pedersen

     /s/ James R. Peterson           Director
____________________________________
         James R. Peterson

        /s/ John C. Pope             Director
____________________________________
            John C. Pope

  /s/ Alexander B. Trowbridge        Director
____________________________________
      Alexander B. Trowbridge

      /s/ H. Jesse Arnelle           Director                        March 30, 1998
____________________________________
          H. Jesse Arnelle

 /s/ Pastora San Juan Cafferty       Director
____________________________________
     Pastora San Juan Cafferty

      /s/ James B. Edwards           Director
____________________________________
          James B. Edwards

      /s/ Paul M. Montrone           Director
____________________________________
          Paul M. Montrone

    /s/ Steven G. Rothmeier          Director
____________________________________
        Steven G. Rothmeier

     /s/ Roderick M. Hills           Director
____________________________________
         Roderick M. Hills

       /s/ Mark T. Spears            Vice President, Controller
____________________________________ and Principal Accounting
           Mark T. Spears            Officer

     /s/ Donald R. Chappel           Vice President, Acting Chief
____________________________________ Financial Officer, Treasurer
         Donald R. Chappel           and Principal Financial
                                     Officer

                            WASTE MANAGEMENT, INC.

                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT*

 1.     Inapplicable
 2.     Inapplicable
 3.1(a) Restated Certificate of Incorporation of registrant, as amended as of
        May 24, 1985 (incorporated by reference to Exhibit 4.1 to registrant's report on Form 10-Q for the quarter ended June 30, 1985)
 3.1(b) Certificate of Amendment of Restated Certificate of Incorporation of
        registrant, recorded May 23, 1986 (incorporated by reference to Exhibit
        4(c) to registrant's registration statement on Form S-8, Registration
        No. 33-6265)
 3.1(c) Certificate of Amendment of Restated Certificate of Incorporation of
        registrant, recorded May 15, 1987 (incorporated by reference to Exhibit
        4.5(d) to registrant's registration statement on Form S-4, Registration
        No. 33-15518)
 3.1(d) Certificate of Amendment of Restated Certificate of Incorporation of
        registrant, filed May 19, 1989 (incorporated by reference to Exhibit
        3(e) to registrant's registration statement on Form S-3, Registration
        No. 33-30190)
 3.1(e) Certificate of Amendment of Restated Certificate of Incorporation of
        registrant, filed May 18, 1990 (incorporated by reference to Exhibit
        4(h) to registrant's registration statement on Form S-8, Registration
        No. 33-35936)
 3.1(f) Certificate of Amendment of Restated Certificate of Incorporation of
        registrant, filed May 14, 1993 (incorporated by reference to Exhibit
        4(a) to registrant's report on Form 8-K dated May 14, 1993)
 3.1(g) Certificate of Amendment of Restated Certificate of Incorporation of
        registrant, filed May 9, 1997 (incorporated by reference to Exhibit
        3(a) to registrant's report on Form 8-K dated May 9, 1997)
 3.1(h) Conformed copy of Restated Certificate of Incorporation of registrant, as amended (incorporated by reference to Exhibit 3(b) to registrant's report on Form 8-K dated May 9, 1997)
 3.2    By-laws of registrant, as amended and restated as of November 4, 1997
        (incorporated by reference to Exhibit 3 to registrant's report on Form
        10-Q for the quarter ended September 30, 1997)
 4.1(a) Trust Indenture dated as of August 1, 1989 (incorporated by reference to Exhibit 4.3(a) to registrant's 1990 annual report on Form 10-K)
 4.1(b) First Supplemental Indenture dated as of December 1, 1990 (incorporated by reference to Exhibit 4.3(b) to registrant's 1990 annual report on
        Form 10-K)
 4.2    Trust Indenture dated as of June 1, 1993 (incorporated by reference to
        Exhibit 4 to the registrant's current report on Form 8-K dated July 15,
        1993)
 4.3    Credit Agreement (as amended and restated), dated as of December 29,
        1997, among Waste Management, Inc., The Chase Manhattan Bank, as administrative agent, and the lenders named therein, as amended
 5.     Inapplicable
 6.     Inapplicable
 7.     Inapplicable

--------
* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

NUMBER AND DESCRIPTION OF EXHIBIT*

  8.   Inapplicable
  9.   None
 10.1  Waste Management, Inc. 1982 Stock Option Plan, as amended to March 11,
       1988 (incorporated by reference to Exhibit 10.3 to registrant's 1988 annual report on Form 10-K)
 10.2  Deferred Director's Fee Plan, as amended (incorporated by reference to
       Exhibit 10.3 to registrant's 1990 annual report on Form 10-K)
 10.3 Director's Phantom Stock Plan (incorporated by reference to Exhibit 10.9 to registrant's 1984 annual report on Form 10-K)
 10.4 Amended and Restated Employment Agreement, dated as of June 17, 1996, by and between the registrant and Phillip B. Rooney (incorporated by reference to Exhibit 10.1 to registrant's report on Form 10-Q for the quarter ended September 30, 1996)
 10.5 Waste Management, Inc. Corporate Incentive Bonus Plan (incorporated by reference to Exhibit B to the registrant's Proxy Statement for its 1995
       Annual Meeting of Stockholders)
 10.6 Waste Management, Inc. Supplemental Executive Retirement Plan, as amended and restated as of November 11, 1997
 10.7 Waste Management, Inc. Long Term Incentive Plan, as amended and restated as of January 27, 1994 (incorporated by reference to Exhibit A to the registrant's Proxy Statement for its 1995 Annual Meeting of
       Stockholders)
 10.8 Employment Security Agreement dated as of July 28, 1997 between the registrant and Mark T. Spears
 10.9  Chemical Waste Management, Inc. 1986 Stock Option Plan, as amended
       (incorporated by reference to Exhibit 10.1 to Chemical Waste Management,
       Inc.'s 1989 annual report on Form 10-K)
 10.10 Waste Management, Inc. Non-Qualified Profit Sharing and Savings Plus
       Plan (incorporated by reference to Exhibit 10.11 to registrant's 1995
       Annual Report on Form 10-K)
 10.11 Amendment No. 2 to Waste Management, Inc. Non-Qualified Profit Sharing and Savings Plus Plan
 10.12 Amendment No. 1 to the Waste Management, Inc. Non-Qualified Profit
       Sharing and Savings Plus Plan (incorporated by reference to Exhibit
       10.12 to registrant's 1996 annual report on Form 10-K)
 10.13 Waste Management, Inc. Director's Charitable Endowment Plan
       (incorporated by reference to Exhibit 10.20 to registrant's 1989 annual report on Form 10-K)
 10.14 Supplemental Retirement Benefit Agreement dated as of January 1, 1991 by and between registrant and Donald F. Flynn (incorporated by reference to Exhibit 10.17 to registrant's 1990 annual report on Form 10-K)
 10.15 Restricted Unit Plan for Non-Employee Directors of Wheelabrator
       Technologies Inc. as amended through June 10, 1991 (incorporated by reference to Exhibit 19.03 to the report on Form 10-Q of Wheelabrator
       Technologies Inc. for the quarter ended June 30, 1991)
 10.16 1988 Stock Plan for Executive Employees of Wheelabrator Technologies
       Inc. and its subsidiaries (the "WTI 1988 Stock Plan") (incorporated by reference to Exhibit 28.1 to Amendment No. 1 to the registration statement of Wheelabrator Technologies Inc. on Form S-8, Registration
       No. 33-31523)
 10.17 Amendments dated as of September 7, 1990 to the WTI 1988 Stock Plan
       (incorporated by reference to Exhibit 19.02 to the 1990 annual report on Form 10-K of Wheelabrator Technologies Inc.)

--------
* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

NUMBER AND DESCRIPTION OF EXHIBIT*

 10.18 Amendment dated as of November 1, 1990 to the WTI 1988 Stock Plan
       (incorporated by reference to Exhibit 19.04 to the 1990 annual report on
       Form 10-K of Wheelabrator Technologies Inc.)
 10.19 1986 Stock Plan for Executive Employees of Wheelabrator Technologies
       Inc. and its subsidiaries (the "WTI 1986 Stock Plan") (incorporated by reference to Exhibit 28.2 to Amendment No. 1 to the registration statement of Wheelabrator Technologies Inc. on Form S-8, Registration
       No. 33-31523)
 10.20 Amendment dated as of November 1, 1990 to the WTI 1986 Stock Plan
       (incorporated by reference to Exhibit 19.03 to the 1990 annual report on
       Form 10-K of Wheelabrator Technologies Inc.)
 10.21 Amended and Restated Employment Agreement dated as of June 20, 1997 between the registrant and D. P. Payne (incorporated by reference to
       Exhibit 10.21 to Post-Effective Amendment No. 2 to registrant's registration statement on Form S-1, Registration No. 333-01327)
 10.22 Waste Management, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.31 to registrant's registration statement on Form S-1,
       Registration No. 33-44849)
 10.23 Waste Management, Inc. Amended and Restated 1992 Stock Option Plan for
       Non-Employee Directors (incorporated by reference to Exhibit 10.23 to registrant's 1996 annual report on Form 10-K)
 10.24 Deferred Director's Fee Plan of Wheelabrator Technologies Inc. adopted
       June 10, 1991 (incorporated by reference to Exhibit 19.02 to the quarterly report on Form 10-Q of Wheelabrator Technologies Inc. for the
       quarter ended June 30, 1991)
 10.25 Waste Management International plc Share Option Plan (incorporated by reference to Exhibit 10.1 to the registration statement on Form F-1 of
       Waste Management International plc, Registration No. 33-46511)
 10.26 Amendment dated as of December 6, 1991 to the WTI 1986 Stock Plan
       (incorporated by reference to Exhibit 19.01 to the 1991 annual report on
       Form 10-K of Wheelabrator Technologies Inc.)
 10.27 Amendment dated as of December 6, 1991 to the WTI 1988 Stock Plan
       (incorporated by reference to Exhibit 19.02 to the 1991 annual report on
       Form 10-K of Wheelabrator Technologies Inc.)
 10.28 Amendment dated as of December 6, 1991 to the Restricted Unit Plan for
       Non-Employee Directors of Wheelabrator Technologies Inc. (incorporated by reference to Exhibit 19.05 to the 1991 annual report on Form 10-K of
       Wheelabrator Technologies Inc.)
 10.29 First Amended and Restated International Business Opportunities
       Agreement by and among registrant, Chemical Waste Management, Inc.,
       Wheelabrator Technologies Inc., Waste Management International, Inc.,
       Waste Management International plc and Rust International Inc., dated as of January 1, 1993 (incorporated by reference to Exhibit 28 to the registration statement on Form S-3 of Wheelabrator Technologies Inc.,
       Registration No. 33-59606)
 10.30 Amendment dated as of January 28, 1994 relating to the International
       Business Opportunities Agreement (incorporated by reference to Exhibit
       10.19 to the 1993 annual report on Form 10-K of Chemical Waste
       Management, Inc.)
 10.31 Chemical Waste Management, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the 1991 annual report on Form 10-K of
       Chemical Waste Management, Inc.)
 10.32 Amendment dated as of July 10, 1995 to the International Business
       Opportunities Agreement (incorporated by reference to Exhibit 10 to the quarterly report on Form 10-Q of Wheelabrator Technologies Inc. for the
       quarter ended September 30, 1995)
 10.33 Employment Agreement dated as of August 15, 1996 between the registrant and James E. Koenig (incorporated by reference to Exhibit 10.2 to registrant's report on Form 10-Q for the quarter ended September 30,
       1996)

--------
* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253 and Wheelabrator Technologies Inc.'s file number under that Act is 0-14246.

NUMBER AND DESCRIPTION OF EXHIBIT*

 10.34 Employment Agreement dated as of August 15, 1996 between the registrant and Herbert A. Getz (incorporated by reference to Exhibit 10.3 to registrant's report on Form 10-Q for the quarter ended September 30,
       1996)
 10.35 Restricted Stock Agreement dated as of August 15, 1996 between the registrant and James E. Koenig (incorporated by reference to Exhibit
       10.4 to registrant's report on Form 10-Q for the quarter ended September
       30, 1996)
 10.36 Restricted Stock Agreement dated as of August 15, 1996 between the registrant and Herbert A. Getz (incorporated by reference to Exhibit
       10.5 to registrant's report on Form 10-Q for the quarter ended September
       30, 1996)
 10.37 Letter Agreement dated as of February 17, 1997 between the registrant and Phillip B. Rooney (incorporated by reference to Exhibit 10.38 to registrant's 1996 Annual Report on Form 10-K)
 10.38 Waste Management, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit A to the registrant's Proxy Statement for its 1997
       Annual Meeting of Stockholders)
 10.39 Form of Restricted Stock Award Agreement under the Waste Management,
       Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit
       10.40 to Post-Effective Amendment No. 2 to registrant's registration statement on Form S-1, Registration No. 333-01327)
 10.40 Employment Security Agreement dated as of June 20, 1997 between the registrant and Joseph M. Holsten (incorporated by reference to Exhibit
       10.40 to Post-Effective Amendment No. 2 to registrant's registration statement on Form S-1, Registration No. 333-01327)
 10.41 Restricted Stock Award Certificate dated as of June 20, 1997 between the registrant and Joseph M. Holsten (incorporated by reference to Exhibit
       10.40 to Post-Effective Amendment No. 2 to registrant's registration statement on Form S-1, Registration No. 333-01327)
 10.42 Employment Security Agreement dated as of March 11, 1997 between the registrant and Jerry W. Caudle
 10.43 Agreement and Plan of Merger dated as of March 10, 1998 among USA Waste
       Services, Inc. ("USA Waste") Dome Merger Sub, Inc., and the registrant
       (incorporated by reference to Exhibit 99.1 to the current report on Form
       8-K dated March 10, 1998 of USA Waste)
 10.44 Employment Security Agreement dated as of July 13, 1997 between the registrant and Ronald T. LeMay (incorporated by reference to Exhibit
       10.1 to registrant's report on Form 8-K dated August 8, 1997)
 10.45 Letter Agreement dated as of November 4, 1997 between the registrant and
       Robert S. Miller
 10.46 Form of restricted stock agreement between the registrant and certain directors of the registrant
 10.47 Receivables Sale Agreement, dated as of December 29, 1997, among Waste
       Management, Inc., Waste Management Financing Corporation, and the
       Sellers named therein
 10.48 Receivables Transfer and Servicing Agreement, dated as of December 29,
       1997, among Waste Management, Inc., Waste Management Financing
       Corporation, The Chase Manhattan Bank, as administrative agent, and the participants named therein
 10.49 Amendment to Employment Agreement dated as of March 10, 1998 between the registrant and Herbert A. Getz.
 10.50 Loan and Indemnification Agreement dated as of November 25, 1997 between the registrant and Herbert A. Getz.

--------
* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-7327, Chemical Waste Management, Inc.'s file number under that Act was 1-9253, Wheelabrator Technologies Inc.'s file number under that Act is 0-14246, and USA Waste Services, Inc.'s file number is 1-12154.

NUMBER AND DESCRIPTION OF EXHIBIT*

 10.51 Employment Security Agreement dated as of February 9, 1998 between the registrant and Paul G. George.
 10.52 Agreement and Plan of Merger dated as of December 8, 1997 by and among the registrant, WMI Merger Sub, Inc., and WTI (incorporated by reference to Appendix A to WTI's proxy statement for the special meeting of stockholders to be held on March 30, 1998)
 10.53 Employment Security Agreement dated as of March 11, 1997 between the registrant and James E. O'Connor
 10.54 Employment Security Agreement dated as of March 11, 1997 between the registrant and Luther Michael Collier
 10.55 Employment Security Agreement dated as of March 11, 1997 between the registrant and Michael J. Cole
 10.56 Employment Security Agreement dated as of March 11, 1997 between the registrant and Donald R. Chappel
 11.   None
 12.   Computation of ratio of earnings to fixed charges
 13.   None
 14.   Inapplicable
 15.   Inapplicable
 16.   None
 17.   Inapplicable
 18.   None
 19.   Inapplicable
 20.   Inapplicable
 21.   List of subsidiaries of registrant
 22.   Inapplicable
 23.   Consent of Independent Public Accountants
 24.   None
 25.   Inapplicable
 26.   Inapplicable
 27.   Financial Data Schedule
 28.   None

--------
*In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, Wheelabrator Technologies, Inc.'s file number under that Act is 0-14246.

