Form 10-Q
period 1998-03-31
WASTE MANAGEMENT INC /DE/
filed 1998-05-15
CIK 104938

================================================================================
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


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


         Shares of Registrant's Common Stock, $1 par value, issued and outstanding, at April 30, 1998--455,601,250
(excluding 10,886,361 shares held in the Waste Management, Inc. Employee Stock
                                Benefit Trust).

================================================================================
--------------------------------------------------------------------------------

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----


                                                                            PAGE
                                                                            ----
PART I. Financial Information:


Consolidated balance sheets as of March 31, 1997, December 31, 1997, and
     March 31, 1998.....................................................      3

Consolidated statements of income for the three months
     ended March 31, 1996, 1997 and 1998................................      5


Consolidated statements of stockholders' equity for the three months
     ended March 31, 1996, 1997 and 1998................................      6


Consolidated statements of cash flows for the three months
     ended March 31, 1996, 1997 and 1998................................      9


Notes to consolidated financial statements..............................     11


Management's discussion and analysis of results of operations
     and financial condition............................................     24


PART II.  Other Information.............................................     35


                                    ******

                         PART I. FINANCIAL INFORMATION

                    Waste Management, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                  (Unaudited)

                                (000's omitted)

                                    Assets


                                                                     Restated
                                                                  --------------
                                                                  March 31, 1997   December 31, 1997    March 31, 1998
                                                                  --------------   -----------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                                       $   491,959       $   132,811         $   311,861
   Short-term investments                                              631,006            59,296               3,053
   Accounts receivable, less reserve of $48,359 at
     March 31, 1997, $51,805 at December 31, 1997 and
     $54,161 at March 31, 1998                                       1,565,520         1,539,413           1,463,754
   Employee receivables                                                 10,291             7,817              11,620
   Parts and supplies                                                  142,221           119,039             123,933
   Costs and estimated earnings in excess of billings on
    uncompleted contracts                                              255,184           158,610             158,964
   Prepaid expenses                                                    125,846           128,520             106,441
                                                                   -----------       -----------         -----------

        Total Current Assets                                       $ 3,222,027       $ 2,145,506         $ 2,179,626
                                                                   -----------       -----------         -----------

PROPERTY AND EQUIPMENT, at cost:
   Land, primarily disposal sites                                  $ 4,567,871       $ 3,811,887         $ 3,866,957
   Buildings                                                         1,474,880         1,327,179           1,313,222
   Vehicles and equipment                                            7,365,031         6,572,424           6,531,178
   Leasehold improvements                                               86,249            77,202              81,732
                                                                   -----------       -----------         -----------

                                                                   $13,494,031       $11,788,692         $11,793,089

   Less--Accumulated depreciation and amortization                  (4,927,103)       (4,534,543)         (4,666,663)
                                                                   -----------       -----------         -----------

        Total Property and Equipment, Net                          $ 8,566,928       $ 7,254,149         $ 7,126,426
                                                                   -----------       -----------         -----------

OTHER ASSETS:
   Intangible assets relating to acquired businesses, net          $ 3,728,860       $ 3,198,374         $ 3,686,079
   Net assets of continuing businesses and surplus real
     estate held for sale                                              262,664           154,384             137,995
   Sundry, including other investments                                 887,176           836,685             733,874
                                                                   -----------       -----------         -----------

        Total Other Assets                                         $ 4,878,700       $ 4,189,443         $ 4,557,948
                                                                   -----------       -----------         -----------

             Total Assets                                          $16,667,655       $13,589,098         $13,864,000
                                                                   ===========       ===========         ===========

     The accompanying notes are an integral part of these balance sheets.

                    Waste Management, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                  (Unaudited)

                    (000's omitted except per share amounts)

                      Liabilities and Stockholders' Equity

                                                               Restated
                                                          -------------------
                                                            March 31, 1997       December 31, 1997      March 31, 1998
                                                          -------------------   -------------------   -------------------
CURRENT LIABILITIES:
   Portion of long-term debt payable within one year             $ 1,063,426          $ 1,548,465         $ 1,025,685
   Obligation to former Wheelabrator Technologies Inc.
    shareholders                                                           -                    -             876,232
   Accounts payable                                                  861,533              758,047             687,419
   Accrued expenses                                                1,590,711            1,652,314           1,683,398
   Unearned revenue                                                  208,800              233,579             236,339
                                                                 -----------          -----------         -----------
         Total Current Liabilities                               $ 3,724,470          $ 4,192,405         $ 4,509,073
                                                                 -----------          -----------         -----------

DEFERRED ITEMS:
   Income taxes                                                  $   422,499          $   212,869         $   216,797
   Environmental liabilities                                         700,337              840,378             851,406
   Other                                                             728,014              808,556             794,257
                                                                 -----------          -----------         -----------
         Total Deferred Items                                    $ 1,850,850          $ 1,861,803         $ 1,862,460
                                                                 -----------          -----------         -----------

LONG-TERM DEBT, less portion payable within one year             $ 6,139,969          $ 5,078,557         $ 5,398,132
                                                                 -----------          -----------         -----------

NET LIABILITIES OF DISCONTINUED OPERATIONS                       $    32,342          $         -         $         -
                                                                 -----------          -----------         -----------

MINORITY INTEREST IN SUBSIDIARIES                                $ 1,146,967          $ 1,110,681         $   739,442
                                                                 -----------          -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value (issuable in
    series), 50,000,000 shares authorized; none
    outstanding during the periods                               $         -          $         -         $         -
   Common stock, $1 par value; 1,500,000,000 shares
    authorized; 507,101,774 shares issued                            507,102              507,102             507,102
   Additional paid-in capital                                        956,987              932,253             990,270
   Cumulative translation adjustment                                (186,140)            (239,319)           (253,938)
   Retained earnings                                               3,264,215            1,735,371           1,730,516
                                                                 -----------          -----------         -----------

                                                                 $ 4,542,164          $ 2,935,407         $ 2,973,950

   Less:  Treasury stock; 12,291,956 shares at March 31,
             1997, 41,177,630 at December 31, 1997, and
             40,983,967 at March 31, 1998, at cost                   403,747            1,271,885           1,265,976
          1988 Employee Stock Ownership Plan                           4,729                    -                   -
          Employee Stock Benefit Trust; 10,886,361
             shares in 1997 and 1998, at market                      329,312              299,375             335,436
          Minimum pension liability                                   18,885                7,393               7,393
          Restricted Stock unearned compensation                      12,434               11,102              10,252
                                                                 -----------          -----------         -----------

   Total Stockholders' Equity                                    $ 3,773,057          $ 1,345,652         $ 1,354,893
                                                                 -----------          -----------         -----------

         Total Liabilities and Stockholders' Equity              $16,667,655          $13,589,098         $13,864,000
                                                                 ===========          ===========         ===========

      The accompanying notes are an integral part of these balance sheets.

                    Waste Management, Inc. and Subsidiaries

                       Consolidated Statements of Income

                      For the Three Months Ended March 31

                                  (Unaudited)

                   (000's omitted except per share amounts)

                                                                              Restated
                                                                     --------------------------
                                                                        1996            1997             1998
                                                                     ----------      ----------       ----------
REVENUE                                                              $2,144,479      $2,204,985       $2,131,621
                                                                     ----------      ----------       ----------
  Operating expenses                                                 $1,532,718      $1,697,528       $1,621,985

  Special charge                                                              -          15,916                -

  Asset impairment loss                                                     118           5,905                -

  Selling and administrative expenses                                   261,821         249,816          263,882

  Interest expense                                                      108,723         115,055          115,574

  Interest income                                                        (6,240)        (12,362)          (4,310)

  Minority interest                                                      26,443          27,075           25,302

  (Income) loss from continuing operations held
     for sale, net of minority interest                                  (1,172)           (119)           2,416

  Sundry income, net                                                    (22,685)       (135,445)         (64,196)
                                                                     ----------      ----------       ----------
  Income from continuing operations before
     income taxes                                                    $  244,753      $  241,616       $  170,968

  Provision for income taxes                                            111,182         127,231           96,551
                                                                     ----------      ----------       ----------
Income from continuing operations                                    $  133,571      $  114,385       $   74,417

Discontinued operations:
  Income from operations, less applicable income
     taxes and minority interest of $4,497 in 1996                        4,377               -                -

  Income from reserve adjustment, net of
     applicable income taxes and minority
     interest of $1,530 in 1996 and $7 in 1997                              470             647                -
                                                                     ----------      ----------       ----------

NET INCOME                                                           $  138,418      $  115,032       $   74,417
                                                                     ==========      ==========       ==========

AVERAGE COMMON SHARES OUTSTANDING                                       489,231         483,993          455,096
                                                                     ==========      ==========       ==========

EARNINGS PER SHARE:
  Basic -
     Continuing operations                                           $     0.27      $     0.24       $     0.16
     Discontinued operations                                               0.01               -                -
                                                                     ----------      ----------       ----------
        Net Income                                                   $     0.28      $     0.24       $     0.16
                                                                     ==========      ==========       ==========

  Diluted -
     Continuing operations                                           $     0.27      $     0.23       $     0.16
     Discontinued operations                                               0.01               -                -
                                                                     ----------      ----------       ----------
        Net Income                                                   $     0.28      $     0.23       $     0.16
                                                                     ==========      ==========       ==========

DIVIDENDS DECLARED PER SHARE                                         $     0.15      $     0.16       $     0.17
                                                                     ==========      ==========       ==========

       The accompanying notes are an integral part of these statements.

                    Waste Management, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                   For the Three Months Ended March 31, 1996

                                  (Unaudited)

                    (000's omitted except per share amounts)

                                                                                                               1988
                                                                                                             Employee
                                                        Additional     Cumulative                              Stock
                                             Common      Paid-In      Translation   Retained     Treasury    Ownership
                                              Stock      Capital       Adjustment   Earnings      Stock        Plan
                                            ---------   ----------   -----------  -----------   ---------   -----------
Balance, January 1, 1996                    $ 498,817   $  438,816   $  (102,943) $ 3,582,861   $       -   $    13,062
Net income for the period (restated)                             -             -      138,418           -             -
Cash dividends ($.15 per share)                                  -             -      (74,173)          -             -
Dividends paid to Employee Stock Benefit
    Trust                                           -        1,718             -       (1,718)          -             -
Common stock issued upon exercise of stock
    options                                        48       (2,354)            -            -      (1,814)            -
Treasury stock received in connection with
    exercise of stock options                       -            -             -                      714             -
Tax benefit of non-qualified stock options
    exercised                                       -        1,289             -            -           -
Contribution to 1988 Employee Stock
    Ownership Plan                                  -            -             -            -           -        (1,667)
Treasury stock received as settlement for
    claims                                          -            -             -                    1,100             -
Common stock issued upon conversion of
    Liquid Yield Option Notes                     100        1,768             -            -           -             -
Common stock issued for acquisitions            7,093      198,618             -            -           -             -
Common stock purchased through
    non-qualified deferred compensation plan                 6,009
Adjustment of Employee Stock Benefit Trust
    to market value                                 -       23,026                          -           -             -
Cumulative translation adjustment of
    Foreign currency statements                     -            -        (9,539)           -           -             -
                                            ---------   ----------   ------------ -----------   ---------   -----------
Balance, March 31, 1996 (restated)          $ 506,058   $  668,890   $  (112,482) $ 3,645,388   $       -   $    11,395
                                            =========   ==========   ============ ===========   =========   ===========

                                                       Employee
                                                         Stock           Minimum
                                                        Benefit          Pension
                                                         Trust          Liability
                                                       ---------      -----------
Balance, January 1, 1996                               $ 350,151      $    11,692
Net income for the period (restated)                           -                -
Cash dividends ($.15 per share)                                -                -
Dividends paid to Employee Stock Benefit
    Trust                                                      -                -
Common stock issued upon exercise of stock
    options                                              (10,969)               -
Treasury stock received in connection with
    exercise of stock options                                  -                -
Tax benefit of non-qualified stock options
    exercised                                                  -                -
Contribution to 1988 Employee Stock
    Ownership Plan                                             -                -
Treasury stock received as settlement for
    claims                                                     -                -
Common stock issued upon conversion of
    Liquid Yield Option Notes                                  -                -
Common stock issued for acquisitions                           -                -
Common stock purchased through
    non-qualified deferred compensation
    plan                                                       -                -
Adjustment of Employee Stock Benefit Trust
    to market value                                       23,026                -
Cumulative translation adjustment of
    foreign currency statements                                -                -
                                                       ---------      -----------
Balance, March 31, 1996 (restated)                     $ 362,208      $    11,692
                                                       =========      ===========

        The accompanying notes are an integral part of this statement.

                    Waste Management, Inc. and Subsidiaries

                Consolidated Statement of Stockholders' Equity

                   For the Three Months Ended March 31, 1997

                                  (Unaudited)

                   (000's omitted except per share amounts)


                                                        Additional    Cumulative
                                              Common     Paid-In     Translation     Retained     Treasury
                                              Stock      Capital      Adjustment     Earnings       Stock
                                            ---------  -----------   ------------   -----------   --------
Balance, January 1, 1997                     $507,102     $887,026       $(79,213)   $3,228,346    $419,871
Net income for the period (restated)                -            -              -       115,032           -
Cash dividends ($.16 per share)                     -            -              -       (77,422)          -
Dividends paid to Employee Stock
  Benefit Trust                                     -        1,741              -        (1,741)          -
Common stock issued upon exercise of
  stock options                                     -       (4,733)             -             -     (16,029)
Compensation paid with stock
  options                                           -          701              -             -           -
Tax benefit of non-qualified stock
  options exercised                                 -        1,498              -             -           -
Unearned compensation related to
  issuance of restricted stock to
  employees                                         -            -              -             -           -
Earned compensation related to
  restricted stock (net of
  reversals on forfeited shares)                    -            -              -             -           -
Contribution to 1988 Employee Stock
  Ownership Plan                                    -            -              -             -           -
Treasury stock received as
  settlement for claims                             -            -              -             -         141
Common stock issued upon conversion
  of Liquid Yield Option Notes                      -          (91)             -             -        (236)
Temporary equity related to put
  options                                           -       95,789              -             -           -
Settlement of put options                           -       (1,605)             -             -           -
Common stock purchased through
  non-qualified deferred
  compensation plan                                 -        1,156              -             -           -
Adjustment of Employee Stock
  Benefit Trust to market value                     -      (24,495)             -             -           -
Cumulative translation adjustment
  of foreign currency statements                    -            -       (106,927)            -           -
                                             --------     --------      ---------    ----------    --------

Balance, March 31, 1997 (restated)           $507,102     $956,987      $(186,140)   $3,264,215    $403,747
                                             ========     ========      =========    ==========    ========


                                                      1988
                                                    Employee           Employee                             Restricted
                                                     Stock               Stock           Minimum              Stock -
                                                   Ownership            Benefit          Pension             Unearned
                                                      Plan               Trust          Liability          Compensation
                                                   ---------           ---------        ---------          ------------
Balance, January 1, 1997                              $6,396            $353,807          $18,885               $ 2,541
Net income for the period (restated)                       -                   -                -                     -
Cash dividends ($.16 per share)                            -                   -                -                     -
Dividends paid to Employee Stock
  Benefit Trust                                            -                   -                -                     -
Common stock issued upon exercise of
  stock options                                            -                   -                -                     -
Compensation paid with stock
  options                                                  -                   -                -                     -
Tax benefit of non-qualified stock
  options exercised                                        -                   -                -                     -
Unearned compensation related to
  issuance of restricted stock to
  employees                                                -                   -                -                10,001
Earned compensation related to
  restricted stock (net of
  reversals on forfeited shares)                           -                   -                -                  (108)
Contribution to 1988 Employee Stock
  Ownership Plan                                      (1,667)                  -                -                     -
Treasury stock received as
  settlement for claims                                    -                   -                -                     -
Common stock issued upon conversion
  of Liquid Yield Option Notes                             -                   -                -                     -
Temporary equity related to put
  options                                                  -                   -                -                     -
Settlement of put options                                  -                   -                -                     -
Common stock purchased through
  non-qualified deferred
  compensation plan                                        -                   -                -                     -
Adjustment of Employee Stock
  Benefit Trust to market value                            -             (24,495)               -                     -
Cumulative translation adjustment
  of foreign currency statements                           -                   -                -                     -
                                                      ------            --------          -------               -------

Balance, March 31, 1997 (restated)                    $4,729            $329,312          $18,885               $12,434
                                                      ======            ========          =======               =======



         The accompanying notes are an integral part of this statement.

                    Waste Management, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                   For the Three Months Ended March 31, 1998

                                  (Unaudited)

                    (000's omitted except per share amounts)

                                                   Additional       Cumulative
                                       Common        Paid-In       Translation       Retained       Treasury
                                       Stock         Capital        Adjustment       Earnings         Stock
                                      --------     -----------     ------------     -----------    -----------
Balance, January 1, 1998              $507,102       $932,253        $(239,319)     $1,735,371     $1,271,885
Net income for the period                    -              -                -          74,417              -
Cash dividends ($.17 per share)              -              -                -         (77,422)             -
Dividends paid to Employee Stock
  Benefit Trust                              -          1,850                -          (1,850)             -
Common stock issued upon exercise
  of stock options                           -         (1,025)               -               -         (5,577)
Tax benefit of non-qualified stock
 options exercised                           -            300                -               -              -
Earned compensation related to
  restricted stock(net of
  reversals on forfeited shares)             -              -                -               -              -
Reversal of unearned compensation upon
  cancellation of restricted stock           -              -                -               -              -
Common stock issued upon conversion
  of Liquid Yield Option Notes               -            (95)               -               -           (332)
Common stock purchased through
  non-qualified deferred
  compensation plan                          -            788                -               -              -
Conversion of WTI stock options
  to WMI stock options                       -         20,138                -               -              -
Adjustment of Employee Stock
  Benefit Trust to market value              -         36,061                -               -              -
Cumulative translation adjustment
 of foreign currency statements              -              -          (14,619)              -              -
                                      --------       --------        ---------      ----------     ----------

Balance, March 31, 1998               $507,102       $990,270        $(253,938)     $1,730,516     $1,265,976
                                      ========       ========        =========      ==========     ==========

                                          1988
                                        Employee     Employee                  Restricted
                                         Stock        Stock       Minimum        Stock
                                        Ownership    Benefit      Pension       Unearned
                                          Plan        Trust      Liability    Compensation
                                        ---------    --------    ---------    ------------
Balance, January 1, 1998                 $     -     $299,375      $7,393        $11,102
Net income for the period                      -            -           -              -
Cash dividends ($.17 per share)                -            -           -              -
Dividends paid to Employee Stock
  Benefit Trust                                -            -           -              -
Common stock issued upon exercise
  of stock options                             -            -           -              -
Tax benefit of non-qualified stock
  options exercised                            -            -           -              -
Earned compensation related to
  restricted stock(net of
  reversals on forfeited shares)               -            -           -           (322)
Reversal of unearned compensation upon
  cancellation of restricted stock             -            -           -           (528)
Common stock issued upon conversion
  of Liquid Yield Option Notes                 -            -           -              -
Common stock purchased through
  non-qualified deferred
  compensation plan                            -            -           -              -
Conversion of WTI stock options
  to WMI stock options                         -            -           -              -
Adjustment of Employee Stock
  Benefit Trust to market value                -       36,061           -              -
Cumulative translation adjustment
  of foreign currency statements               -            -           -              -
                                         -------     --------      ------        -------
Balance, March 31, 1998                  $     -     $335,436      $7,393        $10,252
                                         =======     ========      ======        =======

         The accompanying notes are an integral part of this statement.

                    Waste Management, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31

                                  (Unaudited)

                                (000's omitted)

                                                                                      Restated
                                                                           ---------------------------
                                                                               1996            1997             1998
                                                                           -----------      ----------       ----------
Cash flows from operating activities:
   Net income for the period                                               $ 138,418         $ 115,032       $   74,417
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                           256,389           248,260          265,772
     Provision for deferred income taxes                                      46,969           (12,451)          39,603
     Undistributed earnings of equity investees                               (8,959)           (1,000)          (1,082)
     Minority interest in subsidiaries                                        27,313            27,064           24,925
     Interest on Liquid Yield Option Notes and Subordinated Notes              5,607             5,486            4,858
     Contribution to 1988 Employee Stock Ownership Plan                        1,667             1,667                -
     Special charges                                                               -            15,916                -
     Asset impairment loss                                                       118             5,905                -
     Income from reserve adjustments, net of tax and minority interest
                                                                                (470)             (647)               -
     Gain on disposition of businesses and assets                                  -          (129,010)         (53,396)
Changes in assets and liabilities, excluding effects of acquired or divested companies:
     Receivables, net                                                         31,943            44,246           72,758
     Other current assets                                                    (25,371)          (31,919)          31,429
     Sundry other assets                                                      28,706           (17,158)           1,313
     Accounts payable                                                       (234,807)          (72,140)         (71,006)
     Accrued expenses and unearned revenue                                    16,666           237,095           45,895
     Deferred items                                                          (66,076)          (89,440)         (72,032)
     Other, net                                                                 (375)          (12,883)          (8,920)
                                                                           ---------         ---------       ----------
Net cash provided by operating activities                                  $ 217,738         $ 334,023       $  354,534
                                                                           ---------         ---------       ----------

Cash flows from investing activities:
   Short-term investments                                                  $   9,607         $     811       $   56,227
   Capital expenditures                                                     (267,180)         (142,375)        (166,584)
   Proceeds from asset monetization program                                   25,546           330,016          210,537
   Cost of acquisitions, net of cash acquired                                (35,695)           (2,344)         (90,125)
   Other investments                                                         (14,578)           (5,486)         115,151
   Acquisition of minority interests                                         (81,811)          (10,013)        (876,232)
                                                                           ---------         ---------       ----------

Net cash obtained from (used for) investing activities                     $(364,111)        $ 170,609       $ (751,026)
                                                                           ---------         ---------       ----------

Cash flows from financing activities:
   Cash dividends                                                          $ (74,173)        $ (77,422)      $  (77,422)
   Proceeds from issuance of indebtedness and other obligations              340,236           222,691        1,513,376
   Repayments of indebtedness                                               (213,895)         (486,566)        (863,624)
   Proceeds from exercise of stock options                                     9,763            11,296           10,245
   Contributions from minority interests                                       2,143                 -                -
   Other distributions to minority stockholders by affiliated companies            -            (4,355)          (6,992)
   Stock repurchases                                                               -                 -              (41)
   Settlement of put options                                                       -            (1,605)               -
                                                                           ---------         ---------       ----------

Net cash obtained from (used for) financing activities                     $  64,074         $(335,961)      $  575,542
                                                                           ---------         ---------       ----------

Net increase (decrease) in cash and cash equivalents                       $ (82,299)        $ 168,671       $  179,050
Cash and cash equivalents at beginning of period                             169,541           323,288          132,811
                                                                           ---------         ---------       ----------

Cash and cash equivalents at end of period                                 $  87,242         $ 491,959       $  311,861
                                                                           =========         =========       ==========



        The accompanying notes are an integral part of these statements.

                    Waste Management, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31

                                  (Unaudited)

                                (000's omitted)



                                                                                Restated
                                                                      -----------------------------
                                                                           1996           1997            1998
                                                                      --------------  -------------  --------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest, net of amounts capitalized                                   $103,116       $109,568        $110,716
     Income taxes, net of refunds received                                    31,538         87,660           3,954

Supplemental schedule of noncash investing and financing activities:
   LYONS converted into common stock of the Company                         $  1,868       $    145        $    237
   Liabilities assumed in acquisitions of businesses                          85,670              -          37,210
   Fair market value of Company or subsidiary stock issued for
     acquired businesses                                                     205,711              -               -
   Proceeds received in quarter ended June 30, 1997, from sale of
     Investment in ServiceMaster LP                                                -        625,978               -

   The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks and short-term investments with maturities of less than three months when purchased.




        The accompanying notes are an integral part of these statements.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                 (Tables in millions except per share amounts,
                            unless otherwise noted)



The financial statements included herein have been prepared by Waste Management, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial information included herein reflects, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Future events could alter such estimates in the near term.


Note 1 - Restatements and Reclassifications -

In its 1997 Report on Form 10-K, the Company has restated and reclassified its previously reported financial results for 1992 through 1997. Unaudited quarterly financial data for 1996 and the first three quarters of 1997 have also been restated and reclassified. Except as otherwise stated herein, all information presented in this Report on Form 10-Q includes all such restatements and reclassifications.

As a result of a comprehensive review begun in the third quarter of 1997, the Company determined that certain items of expense were incorrectly reported in previously issued financial statements. These principally relate to vehicle, equipment and container depreciation expense, capitalized interest and income taxes. With respect to depreciation, the Company determined that incorrect vehicle and container salvage values had been used, and errors had been made in the expense calculations. The Company also concluded that capitalized interest relating to landfill construction projects had been misstated. On January 1, 1995, the Company changed its accounting for capitalized interest, but the cumulative "catch-up" charge was not properly recorded in the 1995 financial statements, and errors were made in applying the new method in subsequent years. Accordingly, capitalized interest for the interim periods from 1995 through the third quarter of 1997 has been restated.

The prior period restatements also include earlier recognition of certain asset value impairments (primarily related to land, landfill and recycling investments) and of environmental liabilities (primarily related to remediation and landfill closure and post-closure expense accruals including restatement of purchase accounting).

The effect of such reclassifications, and the restatements discussed above on the income statement line items, is shown in the following table.


                                                      1996                            1997
                                          -----------------------------  ------------------------------
                                                  First Quarter                  First Quarter
                                          -----------------------------  ------------------------------
                                            Previously         As          Previously          As
                                             Reported       Restated        Reported        Restated
                                          --------------  -------------  --------------  --------------
Revenue                                        $2,144.5       $2,144.5        $2,198.3        $2,205.0
Operating expenses                              1,494.8        1,532.7         1,617.8         1,697.5
Special charges                                       -              -               -            15.9
Asset impairment loss                                 -            0.1               -             5.9
Selling and administrative expenses               245.9          261.8           261.2           249.8
Interest, net                                      87.5          102.5            95.5           102.7
Minority interest                                  27.2           26.5            27.8            27.1
Income from continuing operations
  held for sale                                       -           (1.2)              -            (0.1)
Sundry income                                     (17.3)         (22.7)         (133.9)         (135.4)
Provision for income tax                          126.2          111.2           151.5           127.2
                                               --------       --------        --------        --------
Income from continuing operations              $  180.2       $  133.6        $  178.4        $  114.4
Discontinued operations                             5.0            4.8               -             0.6
                                               --------       --------        --------        --------
Net income                                     $  185.2       $  138.4        $  178.4        $  115.0
                                               ========       ========        ========        ========

Basic income per share -
     Continuing operations                     $   0.37       $   0.27        $   0.37        $   0.24
     Discontinued operations                       0.01           0.01               -               -
                                               --------       --------        --------        --------
     Net income                                $   0.38       $   0.28        $   0.37        $   0.24
                                               ========       ========        ========        ========

Diluted income per share -
     Continuing operations                     $   0.36       $   0.27        $   0.36        $   0.23
     Discontinued operations                       0.01           0.01               -               -
                                               --------       --------        --------        --------
     Net income                                $   0.37       $   0.28        $   0.36        $   0.23
                                               ========       ========        ========        ========


Note 2 - Income Taxes -

The following table sets forth the provision for income taxes for continuing operations for the three months ended March 31, 1996, 1997 and 1998:

                                                1996           1997            1998
                                              --------       --------         -------
Currently payable                             $ 64,213       $139,682         $56,948
Deferred                                        46,969        (12,451)         39,603
                                              --------       --------         -------
                                              $111,182       $127,231         $96,551
                                              ========       ========         =======


Note 3 - Merger Transaction -

On March 10, 1998, the Company entered into a definitive merger agreement (the "Merger Agreement") with USA Waste Services, Inc. ("USA Waste") pursuant to which the Company will be merged with a wholly-owned subsidiary of USA Waste (the "Merger"). Pursuant to the Merger Agreement, the Company's stockholders will receive .725 shares of common stock of USA Waste for each share of common stock of the Company. The consummation of the Merger is subject to a number of conditions, including the expiration or termination of the applicable merger review waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, approval by the stockholders of each company and other closing conditions. In addition, the Merger is contingent upon the transaction qualifying for pooling-of-interests accounting treatment. In order to qualify for pooling-of-interests accounting treatment, the Company intends to sell a portion of its treasury shares pursuant to a registered public offering or in private transactions prior to the closing of the Merger. A lawsuit by an alleged Company stockholder purporting to represent a class of the Company's stockholders has been filed against the Company and the members of its Board of Directors alleging breaches of fiduciary duty by the defendants in connection with the Merger. The lawsuit seeks, among other things, to have the transaction enjoined and to recover unspecified damages. The Company believes the suit to be without merit and intends to contest it vigorously.

Upon the consummation of the Merger, certain bank debt of Waste Management International plc ("WM International") may be accelerated and become payable with three months notice. At March 31, 1998, this debt totaled approximately $69.7 million. The Company's credit facility with a group of banks led by Chase Manhattan Bank, as discussed in Note 11, is also subject to earlier termination in the event of a change-in-control. In addition, Wessex Water Plc ("Wessex") has an option to acquire WM International's ownership in its United Kingdom business at fair market value that may become exercisable upon the consummation of the Merger. In 1997, this business had revenues of approximately $276 million and operating income (before minority interest) of approximately $25 million. WM International had a net investment of approximately $321.6 million in the business at March 31, 1998.

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


Note 4 - Business Acquisitions and Divestitures -

During the three months ended March 31, 1996, the Company and its principal subsidiaries acquired 45 businesses for $35.7 million in cash (net of cash acquired) and notes, $31.4 million of debt assumed, and 7.1 million shares of the Company's common stock. These acquisitions were accounted for as purchases.

During the three months ended March 31, 1997, the Company and its principal subsidiaries acquired seven businesses for $2.3 million in cash and notes. These acquisitions were accounted for as purchases.

During the three months ended March 31, 1998, the Company and its principal subsidiaries acquired nine businesses for $90.1 million in cash (net of cash acquired) and notes. These acquisitions were accounted for as purchases.

The pro forma effect of the acquisitions made during 1996, 1997, and 1998 was not material.

In the first quarter of 1997, the Company sold its investment in ServiceMaster Limited Partnership ("ServiceMaster") for $626 million (with the proceeds collected in the second quarter), and sold various nonintegrated waste services businesses in North America for approximately $31.1 million. Additionally in the first quarter of 1997, WM International sold its approximately 20% interest in Wessex for approximately $300 million.

On March 31, 1998, the Company acquired the remaining outstanding shares of Wheelabrator Technologies Inc. ("WTI") which it did not already own for $16.50 per share, or $876.2 million. This obligation was financed with bank debt (see
Note 11). This transaction accounted for as a purchase, resulted in an additional $508.1 million of goodwill being recorded during the first quarter of 1998. During the remainder of 1998 the Company anticipates it will complete the allocation of purchase price to the various assets of WTI and will adjust goodwill accordingly.

In the first quarter of 1998, WM International sold its Hamm, Germany waste-to-energy facility for $137 million and the Company sold eight nonintegrated waste services businesses for approximately $29.8 million. Also in the first quarter of 1998, Rust International Inc.'s ("Rust") approximately 37% ownership of OHM Corporation ("OHM") was sold for cash totaling $111.2 million. This sale occurred in connection with the pending merger of OHM with International Technology Corporation. As part of this transaction, Rust received from OHM a distribution of shares of NSC Corporation, a leading U.S. asbestos abatement contractor, increasing its ownership of NSC Corporation from 40% to approximately 54%. The Company has determined it will dispose of this investment and accordingly has not consolidated its results. This investment, which has a carrying value of $9.8 million in the accompanying consolidated balance sheet at March 31, 1998, continues to be accounted for under the equity method of accounting.

The Company held an investment in a publicly traded equity security that was sold in the first quarter of 1998 pursuant to outstanding put and call "collars". Upon expiration of the collars, the Company delivered the shares for net proceeds of $56.3 million, with no gain or loss recognized in 1998.

Note 5 - Discontinued Operations -

In the fourth quarter of 1995, the Board of Directors of Rust approved a plan to sell or otherwise discontinue Rust's process engineering, construction, specialty contracting and similar lines of business. During the second quarter of 1996, the sale of the industrial process engineering and construction businesses, based in Birmingham, Alabama, was completed.

During the fourth quarter of 1996, WTI sold its water process systems and equipment manufacturing businesses. WTI had also entered into an agreement to sell its water and wastewater facility operations and privatization business, which was sold in the second quarter of 1997. As of September 30, 1996, Rust sold its industrial scaffolding business and began implementing plans to exit its remaining international engineering and consulting business. The Company recorded a fourth-quarter 1996 provision for loss of $360.0 million before tax and minority interest in connection with the planned divestiture of these businesses, and other businesses subsequently reclassified to continuing operations (see discussion below).

The discontinued businesses have been segregated and the accompanying consolidated balance sheets, statements of income and related footnote information have been restated. Revenues from the discontinued businesses were $198.6 million in the first quarter of 1996, $50.9 million in the first quarter of 1997, and none in the first quarter of 1998. The decreases in revenue during the periods primarily reflect the sales of certain of the discontinued businesses. As required by Accounting Principles Board Opinion No. 30, results of their operations in 1997 were included in the reserve for loss on disposition provided previously. Such results were not material.

At December 31, 1996, management also classified as discontinued and planned to sell Rust's domestic environmental and infrastructure engineering and consulting business and Chemical Waste Management, Inc.'s ("CWM") high organic waste fuel blending services business. In 1997, management reclassified the CWM business back into continuing operations, and classified certain of its sites as operations held for sale. The Rust disposition was not completed within one year, and, accordingly, this business has been reclassified back into continuing operations, as operations held for sale, at December 31, 1997, in accordance with generally accepted accounting principles, although management is continuing its efforts to market its investment in this business. Because these businesses were reclassified to continuing operations, the remaining provision for loss on disposal ($95 million after tax--$87 million related to Rust and $8 million related to CWM) was reversed in discontinued operations and an impairment loss for Rust of $122.2 million was recorded in continuing operations in the fourth quarter of 1997. Prior year financial statements were restated. Information regarding the businesses reclassified as continuing operations held for sale for the first quarters is as follows:



                                                       1996      1997      1998
                                                      -----     -----     -----
Results of operations -
  Revenue                                             $89.9     $82.8     $86.3
  Income (loss) before tax after minority interest      1.2        .1      (2.4)
  Net income (loss)                                      .6       (.2)     (1.7)

The net assets of these businesses at March 31, 1998 were $69.0 million. These net assets are included in Net Assets of Continuing Businesses Held for Sale in the accompanying balance sheet. At March 31, 1998 this caption included $69.0 million of surplus real estate which the Company is actively marketing.

The Company is currently evaluating its plans to sell these assets in light of the merger discussed in Note 3, and the effect such divestitures may have on the ability of the merger to qualify for pooling-of-interests accounting treatment.


Note 6 - Asset Impairment Loss -

In the first quarter of 1997, the Company recorded impairment losses of $5.9 million. This primarily related to a goodwill write-off attributable to industrial cleaning business enterprise goodwill no longer realizable, as a result of exiting certain areas of this business.


Note 7 - Special Charges -

In the first quarter of 1997, the Company recorded a special charge related to severance of $15.9 million. The majority related to officers of the Company.


Note 8 - Accounting Principles -

Effective January 1, 1996, the Company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this statement did not have a material impact on the financial statements.

FAS No. 123, "Accounting for Stock-Based Compensation," also became effective in 1996. However, FAS No. 123 permitted compensation to continue to be accounted for under Accounting Principles Board Opinion No. 25, and the Company elected to follow this alternative.

Effective January 1, 1997, the Company adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." SOP 96-1 provides that environmental remediation liabilities should be accrued when the criteria of FAS No. 5, "Accounting for Contingencies," are met. It also provides that the accrual for such liabilities should include future costs for those employees expected to devote a significant amount of time directly to the management of remediation liabilities. The adoption of SOP 96-1 reduced 1997 pretax income in the first quarter of 1997 by $49.9 million.

In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings Per Share" ("EPS"), which supercedes Accounting Principles Board Opinion No. 15. Primary EPS is replaced by Basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Fully diluted EPS is replaced with Diluted EPS, which gives effect to all dilutive potential common shares. The Company was required to adopt FAS No. 128 in the fourth quarter of 1997. All prior periods presented have been restated.

In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income," and FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997, although FAS No. 131 does not apply to the Company's interim financial statements until 1999. FAS No. 130, which has been adopted by the Company in the first quarter of 1998, requires only a different format for presentation of information already included in the Company's financial statements. For the first quarter of 1996, 1997 and 1998, comprehensive income was $31.5 million, $105.5 million and $59.8 million, respectively. Items making up the Company's comprehensive income are net income and cumulative translation adjustments of foreign currency statements. The accumulative total amounts of other comprehensive income is represented in the consolidated balance sheets as cumulative translation adjustment and minimum pension liability within Stockholders' Equity. FAS No. 131 modifies the basis for determining segments and expands required segment disclosure, but does not affect accounting principles and, accordingly, will not require any change to reported financial position, results of operations or cash flows. The Company is currently evaluating the impact of FAS No. 131 on its segment reporting.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Under SOP 98-5, certain startup costs would be expensed rather than capitalized. Amounts previously capitalized would be expensed in the first quarter of 1999. The Company is currently evaluating the impact of SOP 98-5, which may be material to the Company's results of operations.


Note 9 - Derivative Financial Instruments -

From time to time, the Company and certain of its subsidiaries use derivatives to manage interest rate, currency and commodity (fuel) price risk. The Company's policy is to use derivatives for risk management purposes only, and it does not enter into such contracts for trading purposes. The Company enters into derivatives only with counterparties which are financial institutions having credit ratings of at least A- or A3, to minimize credit risk. The amount of derivatives outstanding at any one point in time and gains or losses from their use have not been and are not expected to be material to the Company's financial statements.

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


Note 10 - Environmental Liabilities -

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

As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the operating life (including likely expansion) of disposal sites as airspace is consumed. The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 90 sites listed on the Superfund National Priority List ("NPL"). The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

The Company has filed suit against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is vigorously pursuing such claims, it regularly considers settlement opportunities when appropriate terms are offered. Settlements for the first quarter 1996, 1997 and 1998 were $39.0 million, $.4 million and $4.5 million, respectively, and have been included in operating expenses as a reduction to environmental remediation expenses.

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


Note 11 - Debt -

The Company's subordinated notes, which were classified as current liabilities in the December 31, 1997 consolidated balance sheet, have been reclassified to long-term debt in the March 31, 1998 consolidated balance sheet. The notes contain provisions for optional redemption at March 15, 1998 and March 15, 2000. Only $2.5 million face amount was submitted for redemption on March 15, 1998.

In connection with the acquisition of the remaining publicly held WTI shares, the Company entered into a commitment with the Chase Manhattan Bank ("Chase") whereby Chase, along with other financial institutions, committed to provide new credit facilities in the amount of $1.25 billion. The new credit facilities, which have a termination date of December 31, 1998 (subject to earlier termination in the event of a change-in-control, including the Merger with USA Waste), provided the funding for the WTI transaction and replaced the Company's then-existing $250 million revolving credit facility. These facilities carry the same financial covenants as that carried by the previous Chase facilities put in place in December 1997, as amended. Additionally, the termination date of the Company's $550 million standby trade receivables sale agreement has been extended from June 30, 1998 to December 31, 1998.

Note 12 - Stockholders' Equity -

The Boards of Directors of the Company and WTI have authorized their respective companies to repurchase shares of their own common stock (up to 50 million shares in the case of the Company and 30 million shares in the case of WTI) in the open market, in privately negotiated transactions, or through issuer tender offers. The Company repurchased 30 million shares through a "Dutch auction" tender offer in the second quarter of 1997 but has not repurchased any other shares in 1997 and does not expect to conduct any repurchases in 1998.

WTI announced in March of 1997 the indefinite deferment of its previously planned "Dutch auction" tender offer pending a further review of strategic options in its core business. However, during the first quarter of 1997, WTI repurchased 762,900 shares of its stock in the open market. All remaining publicly held shares of WTI were acquired by the Company on March 31, 1998 (see
Note 4).

The Company periodically sold put options on its common stock through 1996. The put options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. Proceeds from the sale of the options were credited to additional paid-in capital. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares in lieu of repurchasing the stock. In February 1997, options on 1.9 million shares were exercised, and the Company elected to settle them for $1.6 million in cash; 1.0 million options expired unexercised as the price of the Company's stock was in excess of the strike price at maturity. At March 31, 1997 and 1998, no put options were outstanding, and the Company has since discontinued selling such options.

In the first quarter of 1998, the Company granted stock options to purchase approximately 4.5 million shares of its common stock to its officers, directors and employees under its stock option plans. In addition, as part of the acquisition of the WTI shares not previously owned by the Company, as discussed in Note 4, outstanding WTI stock options were converted into options to acquire approximately 1.7 million shares of Company stock at a weighted-average price of $28.92 per share.


Note 13 - Commitments and Contingencies -

A substantial portion of the Company's performance bonds are issued by a wholly-owned insurance company subsidiary, the sole business of which is to issue such bonds to customers of the Company and its subsidiaries. Approximately $305 million (at fair market value) of Company assets, of which $180 million is cash equivalents on the March 31, 1998 consolidated balance sheet, have been contributed to this subsidiary to meet regulatory minimum capital requirements. Because virtually no claims have been made against these performance bonds in the past, management does not expect these bonds will have a material adverse effect on the consolidated financial position or results of operations of the Company.

During the first quarter of 1995, WM International received an assessment from the Swedish Tax Authority of approximately 417 million Krona (approximately $52 million) plus interest from the date of the assessment, relating to a transaction completed in 1990. WM International believes that all appropriate tax returns and disclosures were properly filed at the time of the transaction and intends to vigorously contest the assessment.

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

Within the next several years, the air pollution control system at certain trash-to-energy facilities owned or leased by WTI will be required to be modified to comply with more stringent air pollution control standards adopted by the United States Environmental Protection Agency in December 1995 for municipal waste combusters. The compliance dates will vary by facility, but all affected facilities will be required to be in compliance with the new rules by the end of the year 2000. Currently available technologies will be adequate to meet the new standards. The total capital expenditures required for such modifications are estimated to be in the $180-$220 million range. The impacted facilities long-term waste supply agreements generally require that customers pay, based on tonnage delivered, their proportionate share of incremental capital, financing, and operating costs resulting from changes in environmental regulations. Customer shares of capital and financing costs are typically recovered over the remaining life of the waste supply agreements. Pro rata operating costs are recovered in the period incurred. The Company currently expects to recover approximately two-thirds of the incremental expenditures incurred to comply with these stricter air emission standards.

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

In the ordinary course of conducting its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust and environmental matters and commercial disputes. Some of these proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have an impact on earnings for a particular quarter or year. The Company does not believe that except or otherwise discussed herein their outcome, individually or in the aggregate, will have a material adverse impact on its financial condition or results of operations.

Several purported class action lawsuits and one purported derivative lawsuit seeking injunctive relief and unspecified money damages were filed in the Chancery Court in and for New Castle County, Delaware against the Company, WTI, and individual directors of WTI in connection with the June 20, 1997 proposal by the Company to acquire all of the shares of WTI common stock which the Company did not own. The Company has consummated a merger in which WTI's stockholders received $16.50 in cash per share of WTI's common stock. The lawsuits allege, among other things, that the defendants have breached fiduciary duties to WTI's minority stockholders because the merger consideration contemplated by the proposal was inadequate and unfair. In addition, the purported derivative lawsuit alleges that the proposal was part of a plan to misappropriate WTI's corporate opportunity to repurchase its own shares. The Company believes that its actions and those of WTI and its Board of Directors in connection with the proposal have been in accordance with Delaware law. Accordingly, the Company intends to contest these lawsuits vigorously.

In November and December 1997, several alleged purchasers of the Company's stock brought purported class action lawsuits against the Company and several of its current and former officers in the United States District Court for the Northern District of Illinois. Each of the lawsuits asserts that the defendants violated the federal securities laws by issuing allegedly false and misleading statements in 1996 and 1997 about the Company's financial condition and results of operations. Among other things, the plaintiffs allege that the Company employed accounting practices that were improper and that caused its publicly-filed financial statements to be materially false and misleading. The lawsuits demand, among other relief, unspecified monetary damages, attorneys' fees, and the costs of conducting the litigation. The Company intends to defend itself vigorously in this litigation. In January 1998, the fourteen purported class actions were consolidated before one judge in the Northern District of Illinois. Plaintiffs have until the end of May 1998 to file a consolidated amended complaint. It is not possible at this time to predict the impact this litigation may have on the Company, although it is reasonably possible that the outcome may have a materially adverse impact on its financial condition or results of operations in one or more future periods. No provision has been made in the Consolidated Financial Statements for future costs or liabilities, if any, associated with this litigation.

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

A lawsuit by an alleged Company stockholder purporting to represent a class of the Company's stockholders has been filed in the Chancery Court in and for New Castle County, Delaware against the Company and the members of its Board of Directors alleging breaches of fiduciary duty by the defendants in connection with the Merger. The lawsuit seeks, among other things, to have the transaction enjoined and to recover unspecified damages. The Company believes the suit to be without merit and intends to contest it vigorously.

In April 1998, a purported derivative lawsuit was filed in the United States District Court for the Northern District of Illinois by a purported Company stockholder against current and former Company directors and officers and the Company. The lawsuit alleges violations by the director and officer defendants of their fiduciary duty to the Company and its stockholders in connection with allegedly failing to maintain proper accounting policies, procedures and controls and preparing allegedly false and misleading financial statements during the period of 1991-1997. The lawsuit further alleges that the defendants' conduct has injured the Company's goodwill, reputation, liquidity and stockholders' equity and exposed the Company to securities fraud and other liability. The lawsuit seeks primarily an unspecified amount of restitution or recoupment of costs, fines or penalties incurred or to be incurred by the Company or damages and injunctive relief prohibiting the Company from paying the defendants benefits under various agreements and requiring the Company to implement corporate governance and internal control mechanisms. The Company intends to defend the matter vigorously.

Note 14 - Earnings Per Share -

Basic and Diluted Earnings Per Share ("EPS") from continuing operations are computed as follows:

                                                            1996        1997        1998
                                                           ------      ------      ------
Basic EPS
  Income from continuing operations as reported            $133.6      $114.4      $ 74.4
  Average common shares outstanding                         489.2       484.0       455.1
                                                           ------      ------      ------
  Basic EPS from continuing operations                     $ 0.27      $ 0.24      $ 0.16
                                                           ======      ======      ======
Diluted EPS
  Income from continuing operations as reported            $133.6      $114.4      $ 74.4
  After tax interest on Subordinated Notes and LYONs          2.5         2.5           -
                                                           ------      ------      ------
  Adjusted income from continuing operations               $136.1      $116.9      $ 74.4
                                                           ======      ======      ======

Average common shares outstanding                           489.2       484.0       455.1
Add effect of dilutive securities --
  Stock options, unvested restricted stock and
   put options                                                0.7         1.0         0.2
  Subordinated Notes                                         14.3        14.3           -
  LYONs                                                       0.5           -           -
                                                           ------      ------      ------
         Adjusted average shares                            504.7       499.3       455.3
                                                           ======      ======      ======

Diluted EPS from continuing operations                     $ 0.27      $ 0.23      $ 0.16
                                                           ======      ======      ======

Common shares potentially issuable upon conversion of CWM LYONs and Exchangeable LYONs and exercise of stock options with exercise prices greater than the average price of the Company's stock were not included in the calculation of Diluted EPS in any year, nor were shares potentially issuable with respect to LYONs in 1997 and Subordinated Notes or LYONs in 1998, because their effect is antidilutive. At March 31, 1998, there were 43.0 million common shares potentially issuable with respect to stock options, restricted shares, and convertible debt, which could dilute Basic EPS in the future. During the quarter ended March 31, 1998, the Company issued 0.2 million shares upon exercise of stock options and conversion of debt.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Tables in millions except per share amounts)

As more fully described in the Notes to Consolidated Financial Statements, certain financial information in this Report has been restated to correct previously issued financial statements.

On March 10, 1998, Waste Management, Inc. (the "Company") entered into a definitive merger agreement (the "Merger Agreement") with USA Waste Services, Inc. ("USA Waste") pursuant to which the Company will be merged with a wholly owned subsidiary of USA Waste (the "Merger"). Pursuant to the Merger Agreement, the Company's stockholders will receive .725 of a share of common stock of USA Waste for each share of common stock of the Company. The consummation of the Merger is subject to a number of conditions, including the expiration or termination of the applicable merger review waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, approval by the stockholders of each company and other typical closing conditions. In addition, the Merger is contingent upon the transaction qualifying for pooling-of-interests accounting treatment. In order to qualify for pooling-of-interests accounting treatment, the Company intends to sell a portion of its treasury shares pursuant to a registered public offering or in private transactions prior to the closing of the Merger. A lawsuit by an alleged Company stockholder purporting to represent a class of the Company's stockholders has been filed against the Company and the members of its Board of Directors alleging breaches of fiduciary duty by the defendants in connection with the Merger. The lawsuit seeks, among other things, to have the transaction enjoined and to recover unspecified damages. The Company believes the suit to be without merit and intends to contest it vigorously.

Upon the consummation of the Merger, certain long-term debt of Waste Management International plc ("WM International") may be accelerated and become payable with three months' notice. At March 31, 1998, this debt totaled approximately $69.7 million. The Company's debt with Chase Manhattan Bank as discussed in Note 11 of the consolidated financial statements is also subject to earlier termination in the event of a change-in-control. In addition, Wessex Water Plc ("Wessex") has an option to acquire WM International's ownership in its United Kingdom business at fair market value that may become exercisable upon the consummation of the Merger. In 1997, this business had revenues of approximately $276 million and operating income (before minority interest) of approximately $25 million. WM International had a net investment of approximately $321.6 million in the business at March 31, 1998.

As a result of the proposed Merger, the Company is reviewing its current operational and overhead structures. As transitional decisions are made, the Company may incur asset write-downs, severance and other charges related to such decisions.

In addition, for the purpose of enhancing its ability to affect a smooth transition, the Company has established enhanced severance and retention incentive awards for certain of its employees. Severance will be accrued at the time a formal severance plan is developed and approved and employees are notified they are in an affected group. The anticipated retention plan payments, which are estimated at approximately $37 million, will be accrued from the beginning of the second quarter of 1998 through the employee's expected retention period, with most payments currently being anticipated to be made early in the second quarter of 1999. Retention awards will be paid if the employee remains with the Company through the retention period or is severed (other than for cause), regardless if the Merger is consummated.

RESULTS OF OPERATIONS:

Consolidated -
-------------

Consolidated first quarter income from continuing operations was $74.4 million or $.16 per diluted share for 1998, compared with $114.4 million or $.23 per diluted share for the same period in 1997 and $133.6 million or $.27 per diluted share for the same period in 1996. First quarter net income was $74.4 million or $.16 per diluted share for 1998 compared with $115.0 million or $.23 per diluted share for the same period in 1997 and $138.4 million or $.28 per diluted share for the same period in 1996. Per share amounts referred to in this paragraph and throughout Management's Discussion and Analysis are Diluted Earnings Per Share as defined by Statement of Financial Accounting Standards ("FAS") No. 128.

Consolidated revenue from continuing operations was $2.13 billion, $2.20 billion and $2.14 billion for the first quarter 1998, 1997 and 1996, respectively.

Results for the first quarter of 1997 and 1996 were impacted by special charges and asset impairment loss. In addition, both quarters were impacted by unusual items included in operating, selling, general and administrative expenses and sundry income, as discussed below in the year-to-year comparisons and "Other Items" sections.

In the first quarter of 1997, the Company adopted a comprehensive set of strategic initiatives designed to enhance shareholder value. The centerpiece of that strategy is a focus solely on waste management services in domestic and selected international markets where the Company holds or can develop a strong competitive position.

As part of these initiatives, the Company articulated a financial strategy focused on generating cash. The increased cash flow is to come from divestiture of non-core or non-integrated assets, reduction of capital expenditures, control of costs, and improved return on the asset base. During the first quarter of 1997, the Company monetized $330.0 million of non-core and non-integrated assets, including the investment in Wessex, and capital expenditures were reduced to $142.4 million from $267.2 million in the same quarter of 1996. In the first quarter of 1997, the Company sold its approximately 20% ownership interest in ServiceMaster with the proceeds collected in the second quarter, and in early April 1997 its Wheelabrator Technologies Inc. ("WTI") subsidiary sold its water and wastewater facility operations and privatization business to United States Filter Corporation ("U.S. Filter") for 2.3 million shares of U.S. Filter stock.

The environmental and infrastructure engineering and consulting services lines of business were classified at the end of 1997 as continuing operations held for sale in the accompanying financial statements. The Company had expected to complete the sale of these businesses in 1997, and at this time is pursuing such sales. See "Discontinued Operations and Other Major Dispositions" below for further discussion.

During the first quarter of 1997, the Company announced a "Dutch auction" tender offer through which it offered to repurchase 30 million shares of its stock. Subsequent to March 31, 1997, the 30 million shares were repurchased at a price of $30 per share.

In the first quarter of 1998, the Company acquired the remaining outstanding shares of WTI of which it did not already own for $876.2 million. The Company also continued its divestiture plans in the first quarter of 1998, with sales of several investments.

The Company has five primary operating subsidiaries. Waste Management of North America, Inc. ("WMNA") provides integrated solid waste management services in North America and manages the industrial cleaning services business of Rust International Inc. ("Rust"). Chemical Waste Management, Inc. ("CWM") provides chemical waste treatment, storage, disposal and related services and also furnishes low-level radioactive waste management and disposal services in North America. WTI is engaged in the ownership and operation of trash-to-energy, waste-fuel powered, independent power, and biosolids pelletizer facilities as well as providing biosolids land application services. WM International provides comprehensive waste management and related services outside North America, with operations in eight countries in Europe, seven countries in the Asia-Pacific region, and Argentina, Brazil and Israel. The Company considers its operations to be part of a single industry segment - waste management services - and reports accordingly.

1997 Operations Compared With 1996

Revenue -
-------

Consolidated revenue for the first quarter of 1997 compared with the same period in 1996 is shown in the table that follows:

                                                                      Percentage
                                                                      Increase/
                                          1996           1997         (Decrease)
                                      -------------  -------------  --------------
North America-
 WMNA-
  Residential                             $  312.4       $  319.0             2.1%
  Commercial                                 394.0          399.6             1.4
  Rolloff and industrial                     299.8          299.0            (0.3)
  Disposal, transfer and other               323.5          322.5            (0.3)
                                          --------       --------            ----
     Total WMNA                           $1,329.7       $1,340.1             0.8%

 CWM                                         125.2          116.0            (7.3)
 Rust                                         65.3           71.9            10.1
 WTI                                         219.5          248.2            13.1
WM International                             453.7          457.2             0.8
Eliminations                                 (48.9)         (28.4)
                                          --------       --------            ----
     Total                                $2,144.5       $2,205.0             2.8%
                                          ========       ========            ====

In total, revenue grew 2.8% for the quarter compared with the same period in 1996. WMNA revenue growth of .8% reflects moderate increases in commercial and residential revenue, while roll-off and industrial sales were virtually flat versus the year ago period. Disposal and transfer revenues, increased during the period but these gains were offset by declines in recycling material sales and divestitures, including the impact from the sale of the medical waste business. WMNA revenue was also impacted by an increased lost customer rate, as a result of aggressive price increases implemented during the second and third quarters of 1996. North America hazardous waste revenues decreased due to weakness in hazardous waste pricing, a result of industry overcapacity.

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

WM International had revenue growth from price (1.4%), volume (2.5%) and acquisitions (.4%) aggregating a 4.3% increase. This increase, however, was largely offset by translation effects resulting from the strength of the pound against other world currencies.

Operating Expenses -
------------------

Consolidated operating expenses increased $164.8 million or 10.8% in the first quarter of 1997 versus 1996. North American operating expenses as a percentage of revenue were impacted by weak commodity prices, and declines in hazardous waste profitability. Wheelabrator operating expenses as a percentage of revenue were impacted by construction revenue increases which carry virtually no profit, and higher levels of required maintenance at certain trash-to-energy facilities. The bulk of the operating expense increase, however, was the result of the changes in estimates and accounting principles. Remediation expenses, net of insurance recoveries increased $87.8 million in the first quarter of 1997 from the same period in 1996. In the first quarter of 1997, remediation expenses were impacted $49.9 million from implementation of SOP 96-1, and $13.4 million related to changes in cost estimates at several disposal sites. In the first quarter of 1996, remediation expenses were helped by insurance recoveries of $39 million offset by $14.1 million of additional expenses related to changes in cost estimates. Other items affecting 1997 operating expense in the first quarter of 1997 were losses incurred and accrued provisions for loss-making contracts totaling $3.9 million, and various other asset disposals or write-downs totaling $11.3 million.

Selling and Administrative Expenses -
-----------------------------------

Selling and administrative expenses declined in the first quarter of 1997 by $12.0 million compared with the same 1996 period. As a percentage of revenue, selling and administrative expenses decreased from 12.2% in the first quarter of 1996, to 11.3% in the same quarter of 1997. This reduction was primarily the result of successful cost reduction initiatives undertaken during the latter part of 1996 across all lines of business, and impacting sales and administrative productivity.

Special Charge -
--------------

In the first quarter of 1997, the Company recorded a special charge of $15.9 million for severance. This severance was primarily related to officers of the Company, including its chief executive at the time. Approximately $1.5 million was paid in the first quarter, $4.4 million over the rest of 1997 and $1.9 million in the first quarter of 1998. The balance is payable over one to four years, depending on the prior employee's position.

1998 Operations Compared With 1997

Revenue -
-------

Consolidated revenue for the first quarter of 1998 compared with the same period in 1997 is shown in the table that follows:

                                                                      Percentage
                                                                      Increase/
                                          1997           1998         (Decrease)
                                      -------------  -------------  --------------
North America-
 WMNA-
  Residential                             $  319.0       $  321.4             0.8%
  Commercial                                 399.6          393.3            (1.6)
  Rolloff and industrial                     299.0          307.4             2.8
  Disposal, transfer and other               322.5          359.8            11.6
                                          --------       --------           -----
     Total WMNA                           $1,340.1       $1,381.9             3.1%

 CWM                                         116.0          113.1            (2.5)
 Rust                                         71.9           70.0            (2.6)
 WTI                                         248.2          226.8            (8.6)
WM International                             457.2          368.6           (19.4)
Eliminations                                 (28.4)         (28.8)
                                          --------       --------           -----
     Total                                $2,205.0       $2,131.6           (3.3%)
                                          ========       ========           =====

First quarter 1998 revenue declined $73.4 million compared to the first quarter of 1997. The revenue decline was due principally to the effect of divestitures ($83.6 million) and foreign currency translation ($30.7 million), offset by acquisitions ($32.7 million) and a net increase ($8.2 million)from price and volume growth.

The WMNA revenue growth was particularly strong for the quarter. A 1.6% decrease in commercial revenues was caused by divestitures (primarily the sale of WMNA's Canadian operations in the second quarter of 1997). When acquisition and divestiture impacts are factored out, commercial revenue increased $8.4 million or 2.2%. Residential revenue increased almost 1%, despite very competitive pricing conditions within this sector. Roll-off and industrial revenues increased 2.8% including the impact of acquisitions and divestitures when compared to the same period in 1997. The increase in this business line excluding the impact of acquisitions and divestitures is $16.2 million or 5.7%. Disposal, transfer and other increased 11.6% over the same period a year ago. This increase was primarily the result of an increase of $8.2 million in recycled material sales revenue, as well as $29.1 million of disposal, transfer and other waste services revenue increases.

WTI first quarter revenue of $227 million was $21 million less than the same period in 1997. The unfavorable variance compared with 1997 is due to a contractual change from fixed power rates to lower variable rates for WTI's Shasta, California project, a turbine outage at its Bridgeport, Connecticut plant, and lower disposal fees for the Baltimore, Maryland and Gloucester County, New Jersey facilities.

WM International revenue decreased $89 million in the first quarter as compared to the first quarter of 1997. This decrease was primarily the result of divestitures of the Hamm incinerator in Germany, and operations in France, Spain, and Austria (7.0%). In addition, quarter-to-quarter comparisons were impacted by the loss of the Buenos Aires, Argentina contract (3.7%), and the impact of foreign currency translation (6.7%).

Operating Expenses -
------------------

Consolidated operating expenses decreased $75.5 million or 4.5% in the first quarter of 1998 as compared to the first quarter of 1997. As a percent of revenue, operating expenses decreased slightly from 77.0% in the first quarter of 1997, to 76.1% in the same period in 1998. Operating expenses as a percentage of revenue were impacted by strong revenue growth in WMNA and reductions in expenses from divestitures, offset by declines in WM International and WTI performance. Operating expenses were impacted in each year by several other items. First quarter 1998 depreciation and amortization increased in the North American businesses by approximately $46 million due to changes in estimated lives of vehicles, equipment, waste containers, landfills and computer systems, and the elimination of the use of salvage value in calculating depreciation expense. This increase was offset by a $9 million decrease in depreciation expense as a result of the impact of asset impairment write-downs. Goodwill amortization was $5.4 million lower in the 1998 quarter due to a write-down of goodwill in the fourth quarter of 1997. First quarter 1998 expenses also reflect a $14.8 million increase of casualty insurance expense as a result of a change in the claims estimating techniques that occurred in the latter part of 1997. First quarter 1997 operating expenses were impacted by $63 million of expense for environmental costs, $3.9 million of loss-contract reserves, and $11.3 million of asset disposals and write-offs primarily related to information systems and other projects discussed earlier.

Selling and Administrative Expenses -
-----------------------------------

Selling and administrative expenses were $263.9 million in the first quarter of 1998, compared with $249.8 million in the first quarter of 1997. First quarter 1998 selling and administrative expenses decreased at WM International and WTI. In actual dollars these expenses held constant at the Company's North American solid waste operating locations, and decreased as a percent of WMNA revenue when compared to the first quarter of 1997. The increase in consolidated selling and administrative expenses is primarily the result of several one-time or unusual costs. The Company incurred $5.8 million of costs relating to its pending merger with USA Waste services, and $4.3 million related to the comprehensive accounting review. The first quarter of 1998 was also impacted by $12.4 million of expenses relating to previously announced strategic initiatives including programs to develop new computer systems, purchasing processes and fleet management programs intended to further reduce the Company's operating costs over the next three years.

Other Items

Asset Impairment Loss -
---------------------

In the first quarter of 1997, the Company recorded impairment losses of $5.9 million. This primarily related to a goodwill write-off attributable to industrial cleaning business enterprise goodwill no longer realizable, as a result of exiting certain areas of this business.

Interest, Net -
-------------

The following table sets forth the components of consolidated interest, net, for the three months ended March 31, 1996, 1997 and 1998:

                                1996           1997           1998
                            -------------  -------------  -------------
Interest expense                  $116.4         $121.8         $119.2
Interest income                     (6.2)         (12.4)          (4.3)
Capitalized interest                (7.7)          (6.7)          (3.6)
                                  ------         ------         ------
Interest expense, net             $102.5         $102.7         $111.3
                                  ======         ======         ======


Interest expense, net increased from 1997 to 1998 due to slightly higher interest rates and less capitalized interest. The decline in capitalized interest over the period reflects a decline in the amount of capital projects under construction or in development.

Sundry Income, Net -
------------------

Below is a summary of major components in sundry income, net, for each of the first quarters:

                                                1996          1997          1998
                                            ------------  ------------  ------------
Gain on sale of investments/businesses             $   -        $129.0         $53.4
Equity income                                       20.6           2.1           1.1
Other                                                2.1           4.3           9.7
                                                   -----        ------         -----
Sundry income, net                                 $22.7        $135.4         $64.2
                                                   =====        ======         =====


Equity income in 1996 included income from ServiceMaster and Wessex investments of $19.3 million. These investments were sold in the first quarter of 1997 with no equity income recorded in 1997 for Wessex or ServiceMaster. Gains on sale of investments/businesses consist of $129 million in the first quarter of 1997 from the sale of the Company's investment in ServiceMaster, and for the first quarter of 1998 consists of $2.9 million on sales of North American solid waste businesses, $38.0 million from selling the waste-to-energy facility in Hamm, Germany, $6.8 million on the divestiture of the OHM Corporation ("OHM") equity investment, $3.1 million on the sale of an investment in preferred stock of a scaffolding business and $2.6 million on the sale of a corporate aircraft.

Income Taxes -
------------

The Company's effective income tax rates before minority interest for the first quarter 1996, 1997 and 1998 were 41.0%, 47.4% and 49.2%, respectively. The fluctuations between periods are primarily due to the large shifts in the source of taxable income attributable to numerous divestiture gains or losses, asset impairment loss and other changes in income mix.

Discontinued Operations and Other Major Dispositions -
----------------------------------------------------

In line with the Company's strategy to focus on waste management services, other industry segments, including the engineering, construction and consulting businesses and industrial scaffolding business of Rust and the water businesses of WTI, have been classified as discontinued operations or continuing operations held for sale in the accompanying financial statements for all periods. See Note 5 to the consolidated financial statements. The remaining businesses to be sold as of March 31, 1998 primarily consist of Rust's domestic environmental and infrastructure engineering and consulting business. While the Company is currently engaged in efforts to divest these businesses, it is reevaluating such plans in light of the

Merger discussed in Note 3, and the effect such divestitures may have on the ability of the Merger to qualify for pooling-of-interests accounting treatment.

In the first quarter of 1997, the Company sold its investment in ServiceMaster for $626 million, and sold various nonintegrated waste services businesses in North America for $31.5 million. Additionally in the first quarter of 1997, WM International sold its approximately 20% interest in Wessex for approximately $300 million.

In the first quarter of 1998, WM International sold its Hamm, Germany waste-to-energy facility for approximately $137 million and the Company sold eight nonintegrated waste services businesses for approximately $29.8 million. Also in the first quarter of 1998, Rust's 37% ownership of OHM was sold for cash totaling $111.2 million. This sale occurred in connection with the pending merger of OHM with International Technology Corporation. As part of this transaction, Rust received from OHM a distribution of shares of NSC Corporation, a leading U.S. asbestos abatement contractor, increasing its ownership of NSC Corporation from 40% to approximately 54%. The Company has determined it will dispose of this investment and, accordingly, has not consolidated its results. This investment, which has a carrying value of $9.8 million in the accompanying consolidated balance sheet at March 31, 1998, continues to be accounted for under the equity method of accounting.

The Company held an investment in a publicly traded equity security that was sold in the first quarter of 1998 pursuant to outstanding put and call "collars". Upon expiration of the collars, the Company delivered the shares for net proceeds of $56.3 million, with no gain or loss recognized in 1998.

Accounting Principles -
---------------------

See Note 8 to the consolidated financial statements.

Derivatives and Market Risks -
----------------------------

In the normal course of business, the Company is exposed to market risk, including changes in interest rates, currency exchange rates, certain commodity prices and certain equity prices. From time to time, the Company and certain of its subsidiaries use derivatives to manage some portion of these risks. Derivatives used are simple agreements that provide for payments based on the notional amount, with no multipliers or leverage. All derivatives are related to actual or anticipated exposures or transactions of the Company. While the Company is exposed to credit risk in the event of nonperformance by counterparties to derivatives, in all cases such counterparties are highly rated financial institutions and the Company does not anticipate nonperformance. The Company does not hold or issue derivative financial instruments for trading purposes. The Company monitors its derivative positions by regularly evaluating the positions at market and by performing sensitivity analyses. There has been no material changes in the Company's exposure to market risk subsequent to December 31, 1997. See Note 9 to the consolidated financial statements.

Environmental Liabilities -
-------------------------

The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate its potential remedial liability at closed sites which it owns or operated, or to which it transported waste. While the Company believes that it has adequately provided for its environmental liabilities, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities which could be material. For further discussion, see Note 10 to the consolidated financial statements.

The Company has filed suit against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is vigorously pursuing such claims, it regularly considers settlement opportunities when appropriate terms are offered. Settlements for the first quarter 1996, 1997 and 1998 were $39.0 million, $.4 million and $4.5 million, respectively, and have been included in operating expenses as a reduction to environmental remediation expenses.

FINANCIAL CONDITION:

Liquidity and Capital Resources -
-------------------------------

The Company had working capital deficits of $968.5 million at March 31, 1996, $502.4 million at March 31, 1997, and $2,329.4 million at March 31, 1998. These compared to $1,047.1 million at December 31, 1995, $280.9 million at December 31, 1996, and $2,046.9 million at December 31, 1997. The Company operates in a service industry with neither significant inventory nor seasonal variation in receivables. As a result, emphasis is placed on minimizing working capital requirements.

The increase in working capital between 1995 and 1996 is a result of lower current debt maturities, strong cash flow and the reclassification to current of the investment in Wessex to be sold, partially offset by increased accruals for losses on the sale of certain investments. The increase in working capital deficit between 1996 and 1997 results primarily from lower levels of cash and short-term investments and higher levels of long-term debt payable within one year. The 1998 increase in working capital deficit is primarily related to the increased debt from the acquisition of WTI shares offset by the reclassification of subordinated notes to long-term debt. See Note 11 to the consolidated financial statements.

Cash flow from operating activities and asset monetization, less capital expenditures (other than acquisitions) and dividends, which the Company defines as "owners' cash flow," is available to meet current obligations, make acquisitions, reduce debt or repurchase common stock. Management has adopted a cash-driven financial strategy including reduced capital spending and divestiture of noncore assets and nonintegrated businesses. Owners' cash flow was approximately ($98.1) million, $444.2 million and $321.1 million for each of the first quarters of 1996, 1997 and 1998, respectively. The Company expects to generate approximately $400 million during 1998 from the divestiture of certain noncore investments and nonintegrated businesses subject to constraints which may be imposed upon the Company in order to qualify for pooling-of-interests accounting treatment in connection with the Merger with USA Waste. The Company believes that it has adequate liquidity and resources to meet its needs for replacement capital and finance anticipated growth and debt service. See "Capital Structure."

In connection with the acquisition on March 31, 1998 of the remaining publicly held WTI shares, the Company entered into a commitment with the Chase Manhattan Bank ("Chase") whereby Chase, along with other financial institutions, committed to provide new credit facilities in the amount of $1.25 billion. The new credit facilities, which have a termination date of December 31, 1998 (subject to earlier termination in the event of a change-in-control, including the Merger with USA Waste), provide the funding needed to complete the WTI transaction and replaced the Company's then-existing $250 million revolving credit facility. These facilities carry the same financial covenants as that carried by the previous Chase facilities put in place in December 1997, as amended. Additionally, the termination date of the Company's $550 million standby trade receivables sale agreement has been extended from June 30, 1998 to December 31, 1998.

Acquisitions and Capital Expenditures -
-------------------------------------

Capital expenditures, excluding property and equipment of purchased businesses, were $166.6 million for the first quarter of 1998 compared to $142.4 million for the first quarter of 1997 and $267.2 million for the first quarter of 1996. In addition, the Company and its principal subsidiaries spent in the first quarter of 1998, $90.1 million on acquisitions compared to $2.3 million on acquisitions in the first quarter of 1997 and $67.1 million in cash and debt (including debt assumed) and 7.1 million shares of Company common stock during the first quarter of 1996.

Capital Structure -
-----------------

Although the Company has placed increasing emphasis on generating owners' cash flow during the last several years, a substantial portion of such cash has been returned to stockholders through stock repurchases. However, during the first quarter of 1997, total debt declined $497.6 million from the first quarter of 1996 and $321.7 million from December 31, 1996. Cash and marketable securities increased $480.3 million in the first quarter of 1997 to $1.12 billion, in preparation for the completion of the "Dutch auction" tender offer. During the first quarter of 1998, debt (including obligations payable to WTI shareholders) increased $96.7 million from the first quarter of 1997 and $673.0 million from December 31, 1997, primarily reflecting the acquisition on March 31, 1998 of the remaining publicly held shares of WTI. Cash and marketable securities increased $122.8 million in the first quarter of 1998 from December 31,1997, primarily as a result of the contribution of assets to meet the Company's captive insurance company's regulatory requirements (see Note 13 to the consolidated financial statements).

The Boards of Directors of the Company and WTI have authorized their respective companies to repurchase shares of their own common stock (up to 50 million shares in the case of the Company and 30 million shares in the case of WTI) in the open market, in privately negotiated transactions, or through issuer tender offers. The Company repurchased 30 million shares through a "Dutch auction" tender offer in the second quarter of 1997 but has not repurchased any other shares in 1997 and does not expect to conduct any repurchases in 1998.

WTI announced in March of 1997 the indefinite deferment of its previously planned "Dutch auction" tender offer pending a further review of strategic options in its core business. During the first quarter of 1997, WTI repurchased 762,900 shares of its stock in the open market. On March 31, 1998, the Company acquired the remaining outstanding shares of WTI of which it did not already own for $16.50 per share, or $876.2 million. This obligation was financed with bank debt as further discussed in the "Liquidity and Capital Resources" section.

In conjunction with its authorized repurchase program, the Company periodically sold put options on its common stock through 1996. These options provide the holders the right at maturity to require the Company to repurchase its shares at specified prices. In February 1997, the Company paid the holders of 1.9 million put options cash of $1.6 million, representing the difference between the strike price and the market price of the underlying shares at expiration, in lieu of repurchasing the stock. There were no put options outstanding at March 31, 1997 and 1998, and the Company has since discontinued selling such options.

Risks and Uncertainties -
-----------------------

See Note 13 to the consolidated financial statements for a description of certain contingent liabilities of the Company and its subsidiaries.

Forward-Looking Information -
---------------------------

Except for historical data, the information herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors, failure of the Company to complete the Merger with USA Waste, failure to achieve timely the cost savings anticipated by the parties as a result of the Merger, including changes in the price of recyclable commodities, weather conditions, slowing of the overall economy, higher interest rates, market risk associated with derivatives, failure of the Company's restructuring and reengineering plans to produce the anticipated cost savings, the inability to complete the divestiture of discontinued businesses or the monetization of other assets at appropriate prices and terms. The Company makes no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company of one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 1998, a Company subsidiary engaged in providing hazardous waste management services was involved in one such proceeding where it is believed that sanctions involved may exceed $100,000. Subject to the discussion set forth in Note 13 to the Company's consolidated financial statements included in this Report concerning the New Milford, Connecticut landfill, which is owned and was operated by a wholly owned subsidiary of the Company, the Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

In April 1998, a purported derivative lawsuit was filed in the United States District Court for the Northern District of Illinois by a purported Company stockholder against current and former Company directors and officers and the Company. The lawsuit alleges violations by the director and officer defendants of their fiduciary duty to the Company and its stockholders in connection with allegedly failing to maintain proper accounting policies, procedures and controls and preparing allegedly false and misleading financial statements during the period of 1991-1997. The lawsuit further alleges that the defendants' conduct has injured the Company's goodwill, reputation, liquidity and stockholders' equity and exposed the Company to securities fraud and other liability. The lawsuit seeks primarily an unspecified amount of restitution or recoupment of costs, fines or penalties incurred or to be incurred by the Company or damages and injunctive relief prohibiting the Company from paying the defendants benefits under various agreements and requiring the Company to implement corporate governance and internal control mechanisms. The Company intends to defend the matter vigorously.

The Company and certain of its subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of their business, some of which are addressed elsewhere in this report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K Report"), as filed with the Securities and Exchange Commission.
While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, the Company believes that, except as discussed elsewhere in this report or in the 1997 10-K Report, these matters will not have a material adverse effect on its financial condition or results of operations.

ITEM 5.  Other Information
         -----------------

The General Corporation Law of the State of Delaware and the Company's Restated Certificate of Incorporation, as amended, provide for broad indemnification rights of the Company's directors and officers. Pursuant to such law and certificate, the Company has entered into indemnification agreements with its directors and executive officers. The purpose of the agreements is to provide for their indemnification in a reasonable and adequate manner and establish procedures and presumptions with respect thereto to make their rights and the process more certain than would otherwise be the case. Under the agreements, the directors and executive officers are entitled to be indemnified against expenses, judgments, fines and settlements in connection with proceedings, claims, issues or matters arising by reason of their positions with the Company or of serving in a position at another firm at the request of the Company. The director or officer must have acted in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Company, and, with respect to any criminal proceeding, must not have had reasonable cause to believe his or her conduct was unlawful. However, a director or officer is not to be indemnified in any proceeding brought by or in the right of the Company if the director or officer is adjudged to be liable to the Company and if applicable law prohibits such indemnification, except that to the extent the appropriate court so determines, indemnification against the director's or officer's expenses in the matter shall be made. If the director or officer is successful as to some but not all claims, issues or matters in a proceeding, he or she shall be indemnified in respect of each successfully resolved claim, issue or matter. If a change in control of the Company shall have occurred, the director's or officer's entitlement to indemnification is to be presumed, and the Company shall have the burden of proof to overcome the presumption. All disputes between the parties with respect to each agreement are to be exclusively resolved through binding arbitration. The agreements also specify procedures to be followed by the Company in making decisions as to the entitlement of directors and officers to indemnification in any particular case, including that independent counsel shall make the determination in certain circumstances.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     The exhibits to this report are listed in the Exhibit Index elsewhere herein.

(b)  Reports on Form 8-K.

     During the period covered by this Quarterly Report on Form 10-Q, the Company filed reports on Form 8-K as follows:

     (i) A report dated January 5, 1998 concerning the Company's intention to prepare and file amended Form 10-Q and Form 10-K Reports for various financial periods and to issue revised financial statements for certain other financial periods and concerning the status and timing of its review of its accounting and financial statement matters.

(ii) A report dated January 29, 1998 concerning the timing of its announcements of fourth-quarter and full-year 1997 earnings and plans to restate 1992 through 1997 financial results.

(iii) A report dated February 24, 1998 concerning (a) its 1997 full-year and fourth-quarter financial results, including the impact of its comprehensive examination of operations and accounting practices, (b) restated earnings for the years 1992-1996 and the first three quarters of 1997, (c) certain new accounting policies and practices and a new fleet management strategy, (d) its outlook as to certain financial and operating matters and (e) certain supplementary pro forma financial data for the full-year 1997.

(iv) A report dated March 11, 1998 concerning the announcement by the Company and USA Waste Services, Inc. that they had executed a definitive merger agreement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WASTE MANAGEMENT, INC.



                                   /s/ DONALD R. CHAPPEL
                              -------------------------------
                              Donald R. Chappel
                              Vice President and Acting Chief
                              Financial Officer

May 14, 1998

                             WASTE MANAGEMENT, INC.

                                 EXHIBIT INDEX

Exhibit
Number  Description
------  -----------
2       None

3       None

4       None

10      Form of Indemnity Agreement with directors and certain officers of the Company

11      None

12      Computation of Ratios of Earnings to Fixed Charges

15      None

18      None

19      None

22      None

23      None

24      None

27.1    Financial Data Schedule for the three months ended March 31, 1996

27.2    Financial Data Schedule for the three months ended March 31, 1997

27.3    Financial Data Schedule for the three months ended March 31, 1998

99      None

__________

* Exhibits not listed are inapplicable.