Form 10-Q/A
period 1997-06-30
WASTE MANAGEMENT INC /DE/
filed 1998-06-09
CIK 104938

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q/A
(MARK ONE)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO_________


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

         Shares of Registrant's Common Stock, $1 par value, issued and outstanding, at July 31, 1997 -- 454,593,714
(excluding 10,886,361 shares held in the Waste Management, Inc. Employee Stock
                                Benefit Trust)

================================================================================

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                            PAGE
                                                                            ----
PART I. Financial Information:*

Consolidated balance sheets as of December 31, 1996, and
     June 30, 1997........................................................    3

Consolidated statements of income for the three months and six months
     ended June 30, 1996 and 1997.........................................    5

Consolidated statements of stockholders' equity for the six months
     ended June 30, 1996 and 1997.........................................    6

Consolidated statements of cash flows for the six months
     ended June 30, 1996 and 1997.........................................    8

Notes to consolidated financial statements................................   10

Management's discussion and analysis of results of operations
     and financial condition..............................................   20

PART II.  Other Information**

*     As amended.  See Notes to Consolidated Financial Statements.
**    Part II was not amended and, accordingly, is not included herein.

                                 ******


                                               PART I. FINANCIAL INFORMATION
                                          Waste Management, Inc. and Subsidiaries
                                                Consolidated Balance Sheets
                                                        (Unaudited)
                                                      (000's omitted)

                                                          Assets
                                                          ------
                                                                  Restated             Restated
                                                            --------------------  -------------------
                                                             December 31, 1996       June 30, 1997
                                                            --------------------  -------------------
CURRENT ASSETS:
  Cash and cash equivalents                                      $   323,288          $   435,136
  Short-term investments                                             319,338              145,009
  Accounts receivable, less reserve of $52,847 in 1996
   and $44,488 in 1997                                             1,650,719            1,553,507
  Employee receivables                                                10,084                8,847
  Parts and supplies                                                 135,417              137,905
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                             240,531              258,200
  Prepaid expenses                                                   119,273              130,009
                                                                 -----------          -----------

     Total Current Assets                                        $ 2,798,650          $ 2,668,613
                                                                 -----------          -----------

PROPERTY AND EQUIPMENT, at cost:
  Land, primarily disposal sites                                 $ 4,583,699          $ 4,525,413
  Buildings                                                        1,485,045            1,452,325
  Vehicles and equipment                                           7,454,460            7,216,984
  Leasehold improvements                                              85,431               85,955
                                                                 -----------          -----------

                                                                 $13,608,635          $13,280,677

  Less - Accumulated depreciation and amortization                (4,810,235)          (4,963,948)
                                                                 -----------          -----------

     Total Property and Equipment, Net                           $ 8,798,400          $ 8,316,729
                                                                 -----------          -----------

OTHER ASSETS:
  Intangible assets relating to acquired businesses,
   net                                                           $ 3,871,919          $ 3,695,473
  Net assets of continuing businesses held for sale                  227,351              240,515
  Sundry, including other investments                              1,387,257              951,507
                                                                 -----------          -----------

     Total Other Assets                                          $ 5,486,527          $ 4,887,495
                                                                 -----------          -----------

          Total Assets                                           $17,083,577          $15,872,837
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


                                          Waste Management, Inc. and Subsidiaries
                                                Consolidated Balance Sheets
                                                        (Unaudited)
                                         (000's omitted except per share amounts)
                                           Liabilities and Stockholders' Equity

                                                                            Restated              Restated
                                                                       -------------------   -------------------
                                                                        December 31, 1996      June 30, 1997
                                                                       -------------------   -------------------
CURRENT LIABILITIES:
  Portion of long-term debt payable within one year                           $   553,493           $   802,243
  Accounts payable                                                                951,491               776,367
  Accrued expenses                                                              1,362,048             1,660,173
  Unearned revenue                                                                212,541               213,071
                                                                              -----------           -----------
          Total Current Liabilities                                           $ 3,079,573           $ 3,451,854
                                                                              -----------           -----------

DEFERRED ITEMS:
  Income taxes                                                                $   562,906           $   412,220
  Environmental liabilities                                                       673,492               729,783
  Other                                                                           723,112               649,345
                                                                              -----------           -----------
          Total Deferred Items                                                $ 1,959,510           $ 1,791,348
                                                                              -----------           -----------

LONG-TERM DEBT, less portion payable within one year                          $ 6,971,607           $ 6,520,035
                                                                              -----------           -----------

NET LIABILITIES OF DISCONTINUED OPERATIONS                                    $    57,874           $    60,014
                                                                              -----------           -----------

MINORITY INTEREST IN SUBSIDIARIES                                             $ 1,177,463           $ 1,146,670
                                                                              -----------           -----------

COMMITMENTS AND CONTINGENCIES

PUT OPTIONS                                                                   $    95,789           $         -
                                                                              -----------           -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value (issuable in
   series), 50,000,000 shares authorized; none
   outstanding during the periods                                             $         -           $         -
  Common stock, $1 par value; 1,500,000,000 shares
   authorized; 507,101,774 shares issued in 1996 and 1997                         507,102               507,102
  Additional paid-in capital                                                      887,026               978,156
  Cumulative translation adjustment                                               (79,213)             (188,879)
  Retained earnings                                                             3,228,346             3,276,677
                                                                              -----------           -----------

                                                                              $ 4,543,261           $ 4,573,056

  Less:  Treasury stock; 12,782,864 shares in 1996 and
          41,668,633 in 1997, at cost                                             419,871             1,286,350
         1988 Employee Stock Ownership Plan                                         6,396                 3,063
         Employee Stock Benefit Trust; 10,886,361
          shares in 1996 and 1997, at market                                      353,807               349,724
         Minimum pension liability                                                 18,885                18,885
         Restricted Stock unearned compensation                                     2,541                12,118
                                                                              -----------           -----------

          Total Stockholders' Equity                                          $ 3,741,761           $ 2,902,916
                                                                              -----------           -----------

            Total Liabilities and Stockholders' Equity                        $17,083,577           $15,872,837
                                                                              ===========           ===========


      The accompanying notes are an integral part of these balance sheets.

                    Waste Management, Inc. and Subsidiaries

                       Consolidated Statements of Income

               For the Three Months and Six Months Ended June 30

                                  (Unaudited)

                   (000's omitted except per share amounts)

                                                                                   Restated                      Restated
                                                                           -------------------------     -------------------------
                                                                                 Three Months                   Six Months
                                                                                 Ended June 30                 Ended June 30
                                                                           -------------------------     -------------------------
                                                                              1996           1997           1996           1997
                                                                           ----------     ----------     ----------     ----------
REVENUE                                                                    $2,330,994     $2,333,308     $4,475,473     $4,538,293
                                                                           ----------     ----------     ----------     ----------
  Operating expenses                                                       $1,701,441     $1,715,507     $3,234,159     $3,413,035
  Special charge                                                                    -            917              -         16,833
  Asset impairment loss                                                        11,744         46,873         11,862         52,778
  Selling and administrative expenses                                         259,611        257,106        521,432        506,922
  Interest expense                                                            111,707        111,143        220,430        226,198
  Interest income                                                              (6,421)       (10,069)       (12,661)       (22,431)
  Minority interest                                                            29,518         27,943         55,961         55,018
  (Income) loss from continuing operations held for sale,
    net of minority interest                                                   (3,811)         4,249         (4,983)         4,130
  Sundry income, net                                                          (17,623)       (32,387)       (40,308)      (167,832)
                                                                           ----------     ----------     ----------     ----------
  Income from continuing operations before income taxes                    $  244,828     $  212,026     $  489,581     $  453,642
  Provision for income taxes                                                  130,770        127,912        241,952        255,143
                                                                           ----------     ----------     ----------     ----------
Income from continuing operations                                          $  114,058     $   84,114     $  247,629     $  198,499

Discontinued operations:
  Income from operations, less applicable income taxes
   and minority interest of $1,856 and $6,353 for the 3 months
   and 6 months, respectively, ended June 30, 1996                                842              -          5,219              -
  Income from gain on disposal or from reserve adjustment, net of applicable income taxes and minority interest of $23,925 and
   $25,455 for the 3 months and 6 months, respectively, ended
   June 30, 1996, and $82,080 and $82,073 for the 3 months and
   6 months, respectively, ended June 30, 1997                                 19,670          7,561         20,140          8,208
                                                                           ----------     ----------     ----------     ----------
NET INCOME                                                                 $  134,570     $   91,675     $  272,988     $  206,707
                                                                           ==========     ==========     ==========     ==========
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING                       496,031        466,276        492,593        475,498
                                                                           ==========     ==========     ==========     ==========
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Continuing operations                                                    $     0.23     $     0.18     $     0.50     $     0.42
  Discontinued operations                                                        0.04           0.02           0.05           0.01
                                                                           ----------     ----------     ----------     ----------
NET INCOME                                                                 $     0.27     $     0.20     $     0.55     $     0.43
                                                                           ==========     ==========     ==========     ==========
DIVIDENDS DECLARED PER SHARE                                               $     0.16     $     0.17     $     0.31     $     0.33
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

                Consolidated Statement of Stockholders' Equity

                    For the Six Months Ended June 30, 1996

                                  (Unaudited)

                   (000's omitted except per share amounts)

                                                           Additional  Cumulative
                                                  Common    Paid-In    Translation   Retained    Treasury
                                                  Stock     Capital    Adjustment    Earnings     Stock
                                                 --------  ----------  -----------  ----------  ----------
Balance, January 1, 1996                         $498,817  $  438,816    $(102,943) $3,582,861  $        -
Net income for the period (restated)                    -           -            -     272,988           -
Cash dividends ($.31 per share)                         -           -            -    (153,222)          -
Dividends paid to Employee Stock Benefit Trust          -       3,460            -      (3,460)          -
Stock repurchase (5,000,000 shares)                     -           -            -           -     168,305
Stock issued upon exercise of stock options           217      (7,332)           -           -     (25,617)
Treasury stock received in connection with
  exercise of stock options                             -           -            -           -         791
Tax benefit of non-qualified stock options
  exercised                                             -       4,999            -           -           -
Contribution to 1988 Employee Stock
  Ownership Plan                                        -           -            -           -           -
Treasury stock received as settlement for
  claims                                                -           -            -           -       2,400
Common stock issued upon conversion of
  Liquid Yield Option Notes                           107       1,893            -           -           -
Common stock issued for acquisitions                7,957     226,222            -           -           -
Common stock purchased through
  non-qualified deferred compensation plan              -       6,123            -           -           -
Temporary equity related to put options                 -    (135,957)           -           -           -
Proceeds from sale of put options                       -      14,774            -           -           -
Adjustment of Employee Stock Benefit Trust
  to market value                                       -      34,999            -           -           -
Cumulative translation adjustment of
  Foreign currency statements                           -           -       (5,587)          -           -
                                                 --------  ----------  -----------  ----------  ----------

Balance, June 30, 1996 (restated)                $507,098  $  587,997  $  (108,530) $3,699,167  $  145,879
                                                 ========  ==========  ===========  ==========  ==========

                                                   1988
                                                 Employee   Employee
                                                   Stock     Stock     Minimum
                                                 Ownership  Benefit    Pension
                                                   Plan      Trust    Liability
                                                 ---------  --------  ---------
Balance, January 1, 1996                         $  13,062  $350,151  $  11,692
Net income for the period (restated)                     -         -          -
Cash dividends ($.31 per share)                          -         -          -
Dividends paid to Employee Stock Benefit Trust           -         -          -
Stock repurchase (5,000,000 shares)                      -         -          -
Stock issued upon exercise of stock options              -   (28,622)         -
Treasury stock received in connection with
  exercise of stock options                              -         -          -
Tax benefit of non-qualified stock options
  exercised                                              -         -          -
Contribution to 1988 Employee Stock
  Ownership Plan                                    (3,333)        -          -
Treasury stock received as settlement for
  claims                                                 -         -          -
Common stock issued upon conversion of
  Liquid Yield Option Notes                              -         -          -
Common stock issued for acquisitions                     -         -          -
Common stock purchased through
  non-qualified deferred compensation plan               -         -          -
Temporary equity related to put options                  -         -          -
Proceeds from sale of put options                        -         -          -
Adjustment of Employee Stock Benefit Trust
  to market value                                        -    34,999          -
Cumulative translation adjustment of
  Foreign currency statements                            -         -          -
                                                 ---------  --------  ---------

Balance, June 30, 1996 (restated)                $   9,729  $356,528  $  11,692
                                                 =========  ========  =========

The accompanying notes are an integral part of this statement.

                    Waste Management, Inc. and Subsidiaries

                Consolidated Statement of Stockholders' Equity

                    For the Six Months Ended June 30, 1997

                                  (Unaudited)

                   (000's omitted except per share amounts)

                                                           Additional  Cumulative
                                                  Common    Paid-In    Translation   Retained    Treasury
                                                  Stock     Capital    Adjustment    Earnings     Stock
                                                 --------  ----------  -----------  ----------  ----------
Balance, January 1, 1997                         $507,102  $  887,026  $   (79,213) $3,228,346  $  419,871
Net income for the period (restated)                    -           -            -     206,707           -
Cash dividends ($.33 per share)                         -           -            -    (154,784)          -
Dividends paid to Employee Stock Benefit Trust          -       3,592            -      (3,592)          -
Stock repurchase (30,000,000 shares)                    -           -            -           -     902,629
Stock issued upon exercise of stock options
  and grant of restricted stock                         -      (5,976)           -           -     (35,951)
Compensation paid with stock Options                    -         701            -           -           -
Tax benefit of non-qualified stock options
  exercised                                             -       1,950            -           -           -
Unearned compensation related to issuance of
  restricted stock to employees                         -           -            -           -           -
Earned compensation related to restricted
  stock (net of reversals on forfeited shares)          -           -            -           -           -
Contribution to 1988 Employee Stock
  Ownership Plan                                        -           -            -           -           -
Treasury stock received as settlement for claims        -           -            -           -         141
Common stock issued upon conversion of
  Liquid Yield Option Notes                             -        (124)           -           -        (340)
Temporary equity related to put options                 -      95,789            -           -           -
Settlement of put options                               -      (1,605)           -           -           -
Common stock purchased through Non-qualified
  deferred Compensation plan                            -       1,387            -           -           -
Adjustment of Employee Stock Benefit Trust
  to market value                                       -      (4,083)           -           -           -
Unrealized loss on securities to be sold                -        (501)           -           -           -
Cumulative translation adjustment of
  foreign currency statements                           -           -     (109,666)          -           -
                                                 --------  ----------  -----------  ----------  ----------

Balance, June 30, 1997 (restated)                $507,102  $  978,156  $  (188,879) $3,276,677  $1,286,350
                                                 ========  ==========  ===========  ==========  ==========

                                                   1988
                                                 Employee   Employee              Restricted
                                                   Stock     Stock     Minimum      Stock -
                                                 Ownership  Benefit    Pension     Unearned
                                                   Plan      Trust    Liability  Compensation
                                                 ---------  --------  ---------  ------------
Balance, January 1, 1997                         $   6,396  $353,807  $  18,885  $      2,541
Net income for the period (restated)                     -         -          -             -
Cash dividends ($.33 per share)                          -         -          -             -
Dividends paid to Employee Stock Benefit Trust           -         -          -             -
Stock repurchase (30,000,000 shares)                     -         -          -             -
Stock issued upon exercise of stock options
  and grant of restricted stock                          -         -          -             -
Compensation paid with stock Options                     -         -          -             -
Tax benefit of non-qualified stock options
  exercised                                              -         -          -             -
Unearned compensation related to issuance of
  restricted stock to employees                          -         -          -        10,001
Earned compensation related to restricted
  stock (net of reversals on forfeited shares)           -         -          -          (424)
Contribution to 1988 Employee Stock
  Ownership Plan                                    (3,333)        -          -             -
Treasury stock received as settlement for claims         -         -          -             -
Common stock issued upon conversion of
  Liquid Yield Option Notes                              -         -          -             -
Temporary equity related to put options                  -         -          -             -
Settlement of put options                                -         -          -             -
Common stock purchased through Non-qualified
  deferred Compensation plan                             -         -          -             -
Adjustment of Employee Stock Benefit Trust
  to market value                                        -    (4,083)         -             -
Unrealized loss on securities to be sold                 -         -          -             -
Cumulative translation adjustment of
  foreign currency statements                            -         -          -             -
                                                 ---------  --------  ---------  ------------

Balance, June 30, 1997 (restated)                $   3,063  $349,724  $  18,885  $     12,118
                                                 =========  ========  =========  ============

The accompanying notes are an integral part of this statement.

                    Waste Management, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                       For the Six Months Ended June 30
                                  (Unaudited)
                                (000's omitted)

                                                                                  Restated
                                                                         --------------------------
                                                                              1996          1997
                                                                         -----------   ------------
Cash flows from operating activities:
  Net income for the period                                              $  272,988    $   206,707
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                         529,726        499,234
      Provision for deferred income taxes                                    84,237       (212,160)
      Undistributed earnings of equity investee                             (17,539)        10,385
      Minority interest in subsidiaries                                      57,302         54,569
      Interest on Liquid Yield Option Notes (LYONs) and
        Subordinated Notes                                                   11,234         10,976
      Contribution to 1988 Employee Stock Ownership Plan                      3,333          3,333
      Special charges                                                             -         16,833
      Asset impairment loss                                                  11,862         52,778
      Income on disposal of discontinued operations or
        reserve adjustments, net of tax and minority interest               (20,140)        (8,208)
      Gain on disposition of businesses and assets                                -       (171,194)

Changes in assets and liabilities, excluding effects of
  acquired or divested companies:
     Receivables, net                                                       (26,941)        49,904
     Other current assets                                                   (37,931)       (43,588)
     Sundry other assets                                                     58,878        (44,167)
     Accounts payable                                                      (116,620)      (152,753)
     Accrued expenses and unearned revenue                                  (68,138)       456,282
     Deferred items                                                         (55,655)      (133,511)
     Other, net                                                               9,499        (22,931)
                                                                         -----------   ------------

Net cash provided by operating activities                                $  696,095    $   572,489
                                                                         -----------   ------------
Cash flows from investing activities:
  Short-term investments                                                 $    8,371    $  (139,990)
  Capital expenditures                                                     (553,901)      (347,204)
  Proceeds from asset monetization program                                  146,901      1,329,284
  Cost of acquisitions, net of cash acquired                                (57,911)       (34,800)
  Other investments                                                         (21,089)        (5,300)
  Acquisition of minority interests                                        (329,653)       (67,625)
                                                                         -----------   ------------
Net cash obtained from (used for) investing activities                   $ (807,282)   $   734,365
                                                                         -----------   ------------
Cash flows from financing activities:
  Cash dividends                                                         $ (153,222)   $  (154,784)
  Proceeds from issuance of indebtedness                                  1,360,627        529,450
  Repayments of indebtedness                                               (906,535)      (677,692)
  Proceeds from exercise of stock options, net                               46,333         29,975
  Contributions from minority interests                                       3,680              -
  Other distributions to minority stockholders by affiliated
    companies                                                                (8,761)       (17,721)
  Stock repurchases                                                        (168,305)      (902,629)
  Proceeds from sale of put options                                          14,774              -
  Settlement of put options                                                       -         (1,605)
                                                                         -----------   ------------
Net cash obtained from (used for) financing activities                   $  188,591    $(1,195,006)
                                                                         -----------   ------------

Net increase in cash and cash equivalents                                 $  77,404    $   111,848
Cash and cash equivalents at beginning of period                            169,541        323,288
                                                                         -----------   ------------
Cash and cash equivalents at end of period                                $ 246,945    $   435,136
                                                                         ===========   ============

       The accompanying notes are an integral part of these statements.

                    Waste Management, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                       For the Six Months Ended June 30

                                  (Unaudited)

                                (000's omitted)

                                                                        Restated
                                                               ___________________________

                                                                  1996            1997
                                                               ___________     ___________
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest, net of amounts capitalized                      $   209,195     $   215,222
     Income taxes, net of refunds received                         147,372         210,984

Supplemental schedule of noncash investing and financing
  activities:
   LYONs converted into common stock of the Company            $     2,000     $       216
   Liabilities assumed in acquisitions of businesses                89,352          15,402
   Fair market value of Company stock issued for acquired
     Businesses                                                    234,179               -
   Marketable securities received from sale of discontinued
     Operations                                                          -          63,967

The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks and short-term investments with maturities of less than three months when purchased.



       The accompanying notes are an integral part of these statements.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                              (Tables in millions)

The financial statements included herein have been prepared by Waste Management, Inc. (the "Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. A complete presentation of the Company's financial statements, including the related notes, (as restated; see Note 1) for the year ended December 31, 1996 is included in the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This includes a summary of the Company's accounting policies. The financial information included herein reflects, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Future events could alter such estimates in the near term.

The financial statements included herein are filed as part of a Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission, which amends (for the restatements and reclassifications discussed in Note 1) the previous Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 filed August 8, 1997. For subsequent updates and information regarding certain pending transactions and events discussed in this Report and any additional developments occurring subsequent to August 8, 1997, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997, its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, and its Reports on Form 8-K dated January 5, January 29, February 24, March 11 and May 15, 1998 and the Form S-4 Registration Statement of USA Waste Services, Inc. filed with the Securities and Exchange Commission on June 5, 1998 with respect to the proposed merger transaction between the Company and USA Waste Services, Inc.

Note 1 - Restatements and Reclassifications -

In its 1997 Report on Form 10-K, the Company has restated and reclassified its previously reported financial results for 1992 through 1997. Unaudited quarterly financial data for 1996 and the first three quarters of 1997 have also been restated and reclassified. Except as otherwise stated herein, all information presented in this Report on Form 10-Q/A includes all such restatements and reclassifications.

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

The effect of such reclassifications, and the restatements discussed above on the income statement line items for the second quarters and related year-to-date periods, is shown in the following table. The Company's reclassifications and restatements for the first quarters of 1996 and 1997 were indicated in the Company's Report on Form 10-Q for the quarter ended March 31, 1998.

                                                        Three Months                Six Months
                                                     Ended June 30, 1996       Ended June 30, 1996
                                                  ------------------------   ------------------------
                                                  Previously                 Previously
                                                   Reported    As Restated    Reported    As Restated
                                                  ----------   -----------   ----------   -----------
Revenue                                           $  2,331.0   $   2,331.0   $  4,475.5   $   4,475.5
Operating expenses                                   1,619.3       1,701.4      3,114.1       3,234.2
Special charges                                            -             -            -             -
Asset impairment loss                                      -          11.7            -          11.9
Selling and administrative expenses                    246.7         259.6        492.6         521.4
Interest, net                                           87.9         105.3        175.4         207.8
Minority interest                                       31.4          29.5         58.6          55.9
Income from continuing operations
  held for sale                                            -          (3.8)           -          (5.0)
Sundry income                                          (21.4)        (17.6)       (38.7)        (40.3)
Provision for income tax                               149.4         130.8        275.6         242.0
                                                  ----------   -----------   ----------   -----------
Income from continuing operations                 $    217.7   $     114.1   $    397.9   $     247.6
Discontinued operations                                  5.3          20.5         10.3          25.4
                                                  ----------   -----------   ----------   -----------
Net income                                        $    223.0   $     134.6   $    408.2   $     273.0
                                                  ==========   ===========   ==========   ===========
Average common and common
  equivalent  shares outstanding                       496.0         496.0        492.6         492.6
                                                  ==========   ===========   ==========   ===========
Earnings per common and common
 equivalent share --
    Continuing operations                         $     0.44   $      0.23   $     0.81   $      0.50
    Discontinued operations                             0.01          0.04         0.02          0.05
                                                  ----------   -----------   ----------   -----------
    Net income                                    $     0.45   $      0.27   $     0.83   $      0.55
                                                  ==========   ===========   ==========   ===========

                                                       Three Months                Six Months
                                                    Ended June 30, 1997        Ended June 30, 1997
                                                 ------------------------   ------------------------
                                                 Previously                 Previously
                                                  Reported    As Restated    Reported    As Restated
                                                 ----------   -----------   ----------   -----------
Revenue                                            $2,327.3      $2,333.3     $4,525.6      $4,538.3
Operating expenses                                  1,639.2       1,715.5      3,257.0       3,413.0
Special charges                                           -           0.9            -          16.8
Asset impairment loss                                     -          46.9            -          52.8
Selling and administrative expenses                   253.8         257.1        515.0         506.9
Interest, net                                          93.6         101.1        189.1         203.8
Minority interest                                      27.9          28.0         55.7          55.1
Loss from continuing operations held
  for sale                                                -           4.2            -           4.1
Sundry income                                         (32.5)        (32.4)      (166.4)       (167.8)
Provision for income tax                              170.1         127.9        321.6         255.1
                                                   --------      --------     --------      --------
Income from continuing operations                  $  175.2      $   84.1     $  353.6      $  198.5
Discontinued operations                                 0.8           7.6          0.8           8.2
                                                   --------      --------     --------      --------
Net income                                         $  176.0      $   91.7     $  354.4      $  206.7
                                                   ========      ========     ========      ========

Average common and common
  equivalent shares outstanding                       466.3         466.3        475.5         475.5
                                                   ========      ========     ========      ========

Earnings per common and common
  equivalent share --
     Continuing operations                         $   0.38      $   0.18     $   0.74      $   0.42
     Discontinued operations                              -          0.02         0.01          0.01
                                                   --------      --------     --------      --------
     Net income                                    $   0.38      $   0.20     $   0.75      $   0.43
                                                   ========      ========     ========      ========

Note 2 - Income Taxes -

The following table sets forth the provision for income taxes for continuing operations for the three months and six months ended June 30, 1996 and 1997:

                                                Three Months                             Six Months
                                               Ended June 30                            Ended June 30
                                       ------------------------------           -----------------------------
                                        1996                   1997               1996                 1997
                                       -------               --------            -------             -------
Currently payable                      $  93.5               $  327.6            $ 157.8             $ 467.3
Deferred                                  37.3                 (199.7)              84.2              (212.2)
                                       -------               --------           --------             -------

                                       $ 130.8               $  127.9            $ 242.0             $ 255.1
                                       =======               ========           ========             =======


The negative deferred tax provision for the three months and six months ended June 30, 1997, is primarily due to previously deferred taxes becoming payable as a result of the Company's asset monetization program.

Note 3 - Business Acquisitions and Divestitures -

During the six months ended June 30, 1996, the Company and its principal subsidiaries acquired 67 businesses for $57.9 million in cash (net of cash acquired) and notes, $34.9 million of debt assumed, and 8.0 million shares of the Company's common stock. These acquisitions were accounted for as purchases.

During the six months ended June 30, 1997, the Company and its principal subsidiaries acquired 20 businesses for $34.8 million in cash and notes and $14.5 million of debt assumed. These acquisitions were accounted for as purchases. The pro forma effect of the acquisitions made during 1996 and 1997 is not material.

On June 20, 1997, the Company announced an offer to acquire, for $15 per share in cash, all of the outstanding shares of Wheelabrator Technologies Inc. ("WTI") it did not already own. At the time, the Company owned approximately 67% of the
156.6 million outstanding WTI shares. The offer was subject to approval by a committee of independent WTI directors and the holders of a majority of the outstanding WTI shares, other than those held by the Company, voting on it at a special meeting of WTI stockholders called for that purpose. Several lawsuits were filed seeking relief as to the transaction.

The Company divested nine North American solid waste businesses in the second quarter of 1997 for a price of $234.0 million. The largest of these transactions was the sale of most of its Canadian operations. During the first six months of 1997, the Company has divested 17 solid waste operations in North America for a total price of $265.0 million. In Europe, the Company's Waste Management International plc ("WM International") subsidiary completed in June 1997, the sale of substantially all of its remaining operations in France for 67.5 million pounds, or approximately $112.0 million, and subsequent to June 30, 1997, sold its business in Spain.

Note 4 - Discontinued Operations -

In the fourth quarter of 1995, the Board of Directors of Rust International Inc. ("Rust"), a subsidiary owned 60% by the Company and 40% by WTI, approved a plan to sell or otherwise discontinue Rust's process engineering, construction, specialty contracting and similar lines of business. During the second quarter of 1996, the sale of the industrial process engineering and construction businesses, based in Birmingham, Alabama, was completed.

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

The discontinued businesses have been segregated and the accompanying consolidated balance sheets, statements of income and related footnote information have been restated. Revenues from the discontinued businesses were $208.8 million for the three months and $407.4 million for the six months ended June 30, 1996, and $13.8 million for the three months and $64.7 million for the six months ended June 30, 1997. The decreases in revenue during the periods primarily reflect the sales of certain of the discontinued businesses. As required by Accounting Principles Board Opinion No. 30, results of their operations in 1997 were included in the reserve for loss on disposition provided previously. Such results were not material.

At December 31, 1996, management also classified as discontinued and planned to sell Rust's domestic environmental and infrastructure engineering and consulting business and Chemical Waste Management, Inc.'s ("CWM") high organic waste fuel blending services business. In 1997, management reclassified the CWM business back into continuing operations, and classified certain of its sites as operations held for sale. The Rust disposition was not completed within one year, and, accordingly, this business has been reclassified back into continuing operations, as operations held for sale, at December 31, 1997, in accordance with generally accepted accounting principles, although management is continuing its efforts to market its investment in this business. Because these businesses were reclassified to continuing operations, the remaining provision for loss on disposal ($95 million after tax -- $87 million related to Rust and $8 million related to CWM) was reversed in discontinued operations and an impairment loss for Rust of $122.2 million was recorded in continuing operations in the fourth quarter of 1997. Prior year financial statements were restated. Information regarding the businesses reclassified as continuing operations held for sale for the first six months is as follows:

                                                             Three Months                           Six Months
                                                             Ended June 30                        Ended June 30
                                                       -------------------------            -------------------------
                                                         1996               1997               1996             1997
                                                       ------            -------            -------           -------
Results of operations -
  Revenue                                              $ 91.9            $  92.3            $ 181.8           $ 175.1
  Income (loss) before tax after
     minority interest                                    3.8               (4.2)               5.0              (4.1)
  Net income (loss)                                       2.4               (3.1)               3.0              (3.3)

The net assets of these businesses are included in Net Assets of Continuing Businesses held for sale in the accompanying balance sheet.

Note 5 - Asset Impairment Loss -

In the second quarter of 1996, the Company recorded impairment losses of $11.7 million. This primarily related to the abandonment of landfill expansion projects.

In the second quarter of 1997, the Company recorded impairment losses of $46.9 million. This primarily related to two operating landfill sites that became impaired during the second quarter as a result of declining market conditions and divestiture efforts. The impairment losses for the six months ended June 30, 1997 included $5.9 million of goodwill related to exiting certain areas of business.

Note 6 - Accounting Principles -

Effective January 1, 1996, the Company adopted Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this statement did not have a material impact on the financial statements.

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

FAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted, but when the opinion becomes effective, all prior periods presented must be restated. EPS computed in accordance with FAS No. 128 for the three months and six months ended June 30, 1996 and 1997, would have been as follows:

                                               Three Months                   Six Months
                                              Ended June 30                 Ended June 30
                                          ----------------------       ------------------------
                                            1996          1997           1996            1997
                                          --------      --------       --------       ---------
Basic -
     Continuing operations                 $  0.23       $  0.18        $  0.50         $  0.42
     Discontinued operations                  0.04          0.01           0.05            0.01
                                           -------       -------        -------         -------
          Net income                       $  0.27       $  0.19        $  0.55         $  0.43
                                           =======       =======        =======         =======

Diluted -
     Continuing operations                 $  0.23       $  0.18        $  0.50         $  0.41
     Discontinued operations                  0.04          0.01           0.05            0.01
                                           -------       -------        -------         -------
          Net income                       $  0.27       $  0.19        $  0.55         $  0.42
                                           =======       =======        =======         =======

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

Note 7 - Environmental Liabilities -

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

As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the operating life (including likely expansions) of disposal sites as airspace is consumed. The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including sites listed on the Superfund National Priority List ("NPL"). The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

The Company has filed suit against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is vigorously pursuing such claims, it regularly considers settlement opportunities when appropriate terms are offered. Settlements for the first six months of 1996 and 1997 were $39.0 million and $10.8 million, respectively (which included settlements in the second quarter of 1997 for $10.4 million), and have been included in operating expenses as a reduction to environmental remediation expenses.

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

Note 8 - Stockholders' Equity -

The Company and WTI were authorized by their respective Boards of Directors to repurchase shares of their own common stock (up to 50 million shares in the case of the Company and 30 million shares in the case of WTI) in the open market, in privately negotiated transactions, or through issuer tender offers. During the 1997 second quarter, the Company repurchased 30 million of its shares with its "Dutch auction" tender offer; it has not repurchased any other shares during 1997. WTI repurchased 5.1 million of its shares in open market transactions during the first six months of 1997; however, in light of the Company's offer to acquire its remaining public shares, WTI suspended its repurchase activity in the second quarter of 1997.

The Company has periodically sold put options on its common stock. The put options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. Proceeds from the sale of the options are credited to additional paid-in capital. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares in lieu of repurchasing the stock. In February 1997, options on 1.9 million shares were exercised, and the Company elected to settle them for $1.6 million in cash; 1.0 million options expired unexercised as the price of the Company's stock was in excess of the strike price at maturity. At June 30, 1997, no put options were outstanding.

Note 9 - Commitments and Contingencies -

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

WTI's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its solid waste regulatory flow control system, which was held to be unconstitutional, but stayed the injunction for as long as its ruling is on appeal plus an additional period of two years to enable the State to devise an alternative nondiscriminatory approach. On May 1, 1997, the Third Circuit Court of Appeals affirmed the District Court's ruling that the New Jersey flow control system was unconstitutional, but vacated the two year "post appeal" stay. However, the Appeals Court granted a continued stay for so long as any appeals were pending. The State indicated that it will continue to enforce flow control during the appeal process. The New Jersey legislature has considered a bill to authorize counties and authorities, including the Gloucester County Improvement Authority, which administers WTI's franchise there, to implement a constitutionally permissible system of "economic flow control" designed to recover waste disposal costs incurred in reliance on the State's franchise system.

The Supreme Court's 1994 ruling and subsequent court decisions have not to date had a material adverse effect on any of the Company's operations. Federal legislation has been considered, but not yet enacted, to effectively grandfather existing flow control mandates. In the event that legislation to effectively grandfather existing flow control mandates is not adopted, the Company believes that affected municipalities will endeavor to implement alternative lawful means to continue controlling the flow of waste. In view of the uncertain state of the law at this time, however, the Company is unable to predict whether such efforts would be successful or what impact, if any, this matter might have on the Company's disposal facilities, particularly WTI's trash-to-energy facilities.

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

For subsequent updates and information regarding the above issues or any additional developments occurring subsequent to August 8, 1997, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997, its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, and its Reports on Form 8-K dated January 5, January 29, February 24, March 11 and May 15, 1998 and the Form S-4 Registration Statement of USA Waste Services, Inc. filed with the Securities and Exchange Commission on June 5, 1998 with respect to the proposed merger transaction between the Company and USA Waste Services, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (Tables in millions)
RESULTS OF OPERATIONS:

As more fully described in Note 1 to the Consolidated Financial Statements, certain financial information in this Report has been restated and reclassified to correct previously issued financial statements. Except as otherwise stated herein, all information presented in this Quarterly Report on Form 10-Q/A includes such restatements and reclassifications. For subsequent updates and information regarding certain pending transactions and events discussed in this Quarterly Report on Form 10-Q/A and any additional developments occurring subsequent to August 8, 1997, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997, its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, and its Reports on Form 8-K dated January 5, January 29, February 24, March 11 and May 15, 1998 and the Form S-4 Registration Statement of USA Waste Services, Inc. filed with the Securities and Exchange Commission on June 5, 1998 with respect to the proposed merger transaction between the Company and USA Waste Services, Inc.

Consolidated -
---------------

For the three months ended June 30, 1997, Waste Management, Inc. and its subsidiaries (the "Company") had net income from continuing operations of $84.1 million, or $.18 per share, versus $114.1 million, or $.23 per share in the comparable quarter in 1996. Revenue from continuing operations was $2.33 billion in both the current-year and the year-earlier quarters. Net income was $.20 per share for the three months ended June 30, 1997, compared with $.27 for the same three months in 1996.

Six-month 1997 net income from continuing operations was $198.5 million, or $.42 per share, on revenue of $4.54 billion. For the first six months of 1996, income from continuing operations was $247.6 million, or $.50 per share, on revenue of $4.48 billion. Net income was $206.7 for the first six months of 1997, compared with $273.0 for the first six months of 1996.

Results for the three-month and six-month periods ended June 30, 1997, include the Company's share ($10.4 million after tax and minority interest, or $0.02 per share) of a special charge recorded by OHM Corporation ("OHM"), an environmental remediation services business, in which the Company's Rust International Inc. ("Rust") subsidiary held an approximately 37% equity interest.

In February 1997, the Company articulated a comprehensive set of strategic initiatives, including returning its focus to waste management services in domestic and selected international markets where the Company holds or can develop a strong competitive position, and a financial strategy focused on generating cash and using that cash for the benefit of stockholders. The increased cash flow is to come from the divestiture of non-core or non-integrated assets, reduction of capital expenditures, control of costs, and improved return on the asset base. During the first six months of 1997, the Company and its subsidiaries monetized $1.3 billion of non-core and non-integrated assets, including the investments in Wessex Water Plc ("Wessex") and ServiceMaster Limited Partnership ("ServiceMaster"). Its Wheelabrator Technologies Inc. ("WTI") subsidiary sold its water and wastewater facility operations and privatization business to United States Filter Corporation ("U.S. Filter") for 2.3 million shares of U.S. Filter stock. Waste Management of North America, Inc. ("WMNA") divested 17 solid waste operations in North America, including the sale of most of its Canadian operations, for a total price of $265 million. In Europe, the Company's Waste Management International plc ("WM International") subsidiary completed in June 1997 the sale of substantially all of its operations in France, for approximately $112 million, and subsequent to June 30, 1997 sold its business in Spain.

During the first quarter of 1997, the Company announced a Dutch auction tender offer which culminated in May with its repurchasing 30 million of its outstanding shares for $30 a share. On May 9, 1997, the Board of Directors approved an increase in the quarterly dividend from $0.16 to $0.17 per share.

The Company has five primary operating subsidiaries. WMNA provides integrated solid waste management services in North America and manages the industrial cleaning services business owned by Rust. Chemical Waste Management, Inc. ("CWM") provides chemical waste treatment, storage, disposal and related services and furnishes low-level radioactive waste management and disposal services in North America. WTI is engaged in the ownership and operation of trash-to-energy, waste-fuel powered independent power, and biosolids pelletizer facilities as well as providing biosolids land application services. WM International provides comprehensive waste management and related services outside North America, with operations in eight countries in Europe, five countries in Asia, and Argentina, Australia, Brazil, Israel and New Zealand. The Company considers its operations to be part of a single industry segment - waste management services - and reports accordingly. Certain other services formerly provided by Rust have been classified as discontinued operations or continuing operations held for sale in the accompanying financial statements and have been or are in process of being sold. The discussion which follows relates to the Company's continuing operations.

Revenue -
---------

Consolidated revenue for the three months and six months ended June 30, 1997, compared with the same periods in 1996, is shown in the table which follows:

                          Three Months Ended June 30            Six Months Ended June 30
                      ----------------------------------   ----------------------------------
                                              Percentage                           Percentage
                                              Increase/                            Increase/
                         1996        1997     (Decrease)      1996        1997     (Decrease)
                      ---------   ---------   ----------   ---------   ---------   ----------
North America -
  WMNA -
    Residential       $   326.4   $   327.3          0.3%  $   638.8   $   646.3          1.2%
    Commercial            405.2       400.1         (1.3)      799.2       799.7          0.1
    Rolloff and
      industrial          332.0       327.0         (1.5)      631.8       626.0         (0.9)
    Disposal,
      transfer &
      other               400.3       398.5         (0.5)      723.8       721.0         (0.4)
                      ---------   ---------                ---------   ---------

      Total WMNA      $ 1,463.9   $ 1,452.9         (0.8)  $ 2,793.6   $ 2,793.0            -
  CWM                     132.8       126.3         (4.9)      258.0       242.3         (6.1)
  Rust                     76.3        80.4          5.4       141.6       152.3          7.6
  WTI                     244.4       256.1          4.8       463.9       504.3          8.7
WM International          477.0       463.6         (2.8)      930.7       920.8         (1.1)
Eliminations              (63.4)      (46.0)                  (112.3)      (74.4)
                      ---------   ---------                ---------   ---------

   Total              $ 2,331.0   $ 2,333.3          0.1%  $ 4,475.5   $ 4,538.3          1.4%
                      =========   =========   ==========   =========   =========   ==========

Total revenue for the quarter ended June 30, 1997, was essentially flat compared with the second quarter a year ago. The overall revenue impact of dispositions, net of acquisitions, was a reduction of approximately $45 million in the quarter. For the six months ended June 30, 1997, total revenue increased $62.8 million or 1.4%.

WMNA revenue was down approximately $11 million in the second quarter of 1997 compared with 1996. When divestitures of approximately $40 million, net of acquisitions, are factored out, revenue increased about 2% versus the same period in 1996. Excluding the effect of divestitures, commercial and industrial sales remained flat, while the residential line of business, as well as recycling processing and recycled commodity sales showed increases. The company believes it is still feeling the effect of customer losses in its commercial and industrial lines of business as a result of aggressive price increases implemented during the second and third quarters of 1996. For the six months ending June 30, WMNA revenue was virtually flat, including the impact of over $40 million of divestitures, net of acquisitions. The residential line-of-business showed encouraging gains as several new municipal bids were awarded to the company during the first six months of 1997.

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

Operating Expenses -
--------------------

Consolidated operating expenses increased $14.1 million or less than 1% in the second quarter of 1997 versus 1996, and increased as a percent of revenue from 73.0% to 73.5%. The slight increase as a percentage of revenue is primarily the result of the impact of construction revenue at WTI which carries virtually no profit. Operating expenses in both years' quarters were impacted by changes in estimates and accounting principles. Remediation expenses, net of insurance recoveries increased $15.6 million in the second quarter of 1997 from the same period in 1996. In the second quarters of 1996 and 1997, losses incurred and accrued provisions for loss-making contracts impacted expenses by $17.8 million and $6.9 million respectively. Various other asset disposals and write-downs affected the second quarter of 1996 by $5.8 million, and the second quarter of 1997 by $2.4 million.

For the six months ended June 30, 1997, consolidated operating expenses increased $178.9 million, or 5.5% versus the same six month period of 1996.

As a percentage of revenue, operating expenses increased from 72.3% to 75.2%. Although operating expenses as a percentage of expense were increased due to WTI construction revenue and weakness in the hazardous waste business, the majority of the actual expense increase was due to changes in estimates and accounting principles. Remediation expenses, net of insurance recoveries, increased $103.4 million for the six months of 1997 versus the same period of 1996. Remediation expenses in 1997 were impacted $49.9 million as a result of implementation of SOP 96-1, and $44.8 million related to changes in remediation cost estimates at several disposal sites. During the first six months of 1996, remediation expenses were decreased by $39 million of insurance recoveries, offset by $19.5 million of additional expenses related to changes in cost estimates. Other items affecting the six months of 1996 operating expenses include $17.8 million related to losses incurred and accrued provisions for loss-making contracts, and $6.5 million related to various other asset disposals and write-downs. The six months of 1997 operating expenses were affected by $10.8 million relating to loss-making contracts, and $13.7 million of asset write-downs, primarily recycling-related assets.

Selling and Administrative Expenses -
-------------------------------------

Consolidated selling and administrative expenses declined $2.5 million or about 1% in the quarter ended June 30, 1997 compared with the same quarter in 1996. As a percent of revenue, these expenses were 11.0% of revenue in the current year quarter versus 11.1% in the year-ago quarter. For the six months ended June 30, selling and administrative expenses were 11.2% of revenue in 1997 compared with 11.7% in 1996, and declined $14.5 million in absolute terms. The 1996 second quarter expenses were impacted by $8.0 of asset write-downs, primarily related to information systems assets. The Company continues to focus on increasing sales and administrative productivity through various initiatives, and reducing these expenses as a result of these efforts.

Special Charge -
----------------

In the first six months of 1997, the Company had special charges totaling $16.8 million for employee severance. This primarily reflected a $15.9 million charge taken in the first quarter of 1997 related to certain severed officers of the Company, including its chief executive at the time.

Asset Impairment Loss -
-----------------------

In the second quarter of 1996, the Company recorded impairment losses of $11.7 million. This primarily related to the abandonment of landfill expansion projects.

In the second quarter of 1997, the Company recorded impairment losses of $46.9 million. This primarily related to two operating landfill sites that became impaired during the second quarter as a result of declining market conditions and divestiture efforts. The impairment losses for the six months ended June 30, 1997, included $5.9 million of goodwill relating to exiting certain areas of business.

Interest, net -
---------------

The following table sets forth the components of consolidated interest, net, for the three months and six months ended June 30, 1996 and 1997:

                                                       Three Months                         Six Months
                                                       Ended June 30                      Ended June 30
                                                 ------------------------           ------------------------
                                                  1996              1997            1996               1997
                                                 ------            ------           ------            ------
Interest expense                                 $119.8            $118.0           $236.2            $239.7
Interest income                                    (6.4)            (10.1)           (12.6)            (22.4)
Capitalized interest                               (8.1)             (6.8)           (15.8)            (13.5)
                                                 ------            ------           ------            ------

     Interest expense, net                       $105.3            $101.1           $207.8            $203.8
                                                 ======            ======           ======            ======

Net interest expense was relatively unchanged between years for both the three-month and six-month periods ended June 30. Although net debt declined slightly from December 31, 1996 to June 30, 1997, it increased in the interim due to cash required to complete the Dutch auction. Interest rates have also increased slightly in 1997, and net interest expense was adversely impacted by the mix of debt between the domestic entities and WM International.


Sundry Income (Expense), net -
------------------------------

Below is a summary of major components in sundry income, net:

                                                       Three Months                        Six Months
                                                      Ended June 30                       Ended June 30
                                                 ------------------------           ------------------------
                                                  1996              1997             1996              1997
                                                 ------            ------           ------            ------
Gain on sale of investments/businesses            $   -            $ 42.2             $   -           $171.2
Equity income                                      14.1             (11.3)             33.9             (9.9)
Other                                               3.5               1.5               6.4              6.5
                                                  -----            ------             -----           ------

Sundry income, net                                $17.6            $ 32.4             $40.3           $167.8
                                                  =====            ======             =====           ======

Equity income in the first six months of 1996 included income from ServiceMaster and Wessex investments of $31.9 million. These investments were sold in the first quarter of 1997 with no equity income recorded in 1997 for Wessex or ServiceMaster. Equity income in the second quarter of 1997, was reduced by $10.4 million as a result of a special charge recorded by OHM. Gains on sale of investments/businesses consist of $129 million in the first quarter of 1997 from the sale of the Company's investment in ServiceMaster, $32.6 million from the sale of Canadian operations and the balance related to gains on sales of North American solid waste businesses.


Income Taxes
--------------

The Company's effective income tax rates before minority interest for the first six months of 1996 and 1997 were 44.4% and 50.2%, respectively. The fluctuations between periods are primarily due to the large shifts in the source of taxable income attributable to numerous divestiture gains or losses, asset impairment losses and other changes in income mix.


Discontinued Operations
-----------------------

See Note 4 to the Consolidated Financial Statements for discussion.

Accounting Principles -
-----------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share." This statement supersedes Accounting Principles Board Opinion No. 15. Primary EPS is replaced by Basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. In addition, Fully Diluted EPS is replaced with Diluted EPS, which gives effect to all common shares that would have been outstanding if all dilutive potential common shares (relating to such things as the exercise of stock options and convertible debt) had been issued. FAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted, but when the opinion becomes effective all prior periods presented must be restated. EPS computed in accordance with FAS No. 128 for the quarter and six months ended June 30, 1997 and 1996, is presented in Note 6 to the Consolidated Financial Statements.

See Note 6 to the Consolidated Financial Statements for discussion of other accounting principles.


Derivatives
------------

From time to time, the Company and certain of its subsidiaries use derivatives to manage currency, interest rate and commodity (fuel) risk. Derivatives used are simple agreements which provide for payments based on the notional amount with no multipliers or leverage. The Company's use of derivatives has not been and is not expected to be material with respect to financial condition or results of operations. For further discussion of the Company's use of and accounting for derivatives, see the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Environmental Liabilities -
---------------------------

The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. As part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste. While the Company believes that it has adequately provided for its environmental liabilities, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities which could be material. For further discussion, see Note 7 to the Consolidated Financial Statements.

The Company has filed suit against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is vigorously pursuing such claims, it regularly considers settlement opportunities when appropriate terms are offered. Settlements for the first six months of 1996 and 1997 were $39.0 million and $10.8 million, respectively (which included settlements in the second quarter of 1997 of $10.4 million), and have been included in operating expenses as a reduction to environmental remediation expenses.

FINANCIAL CONDITION:

Liquidity and Capital Resources
---------------------------------

The Company had a working capital deficit of $783.2 million at June 30, 1997, compared with a working capital deficit of $280.9 million at December 31, 1996. In connection with its strategy to maximize cash flow, the Company has placed emphasis on minimizing working capital, because it operates in a service industry with neither significant inventory nor seasonal variation in receivables, and thus reducing working capital typically does not adversely affect operations.

The Company generated $1,399.8 million of "owners' cash flow" (which it defines as cash flow from operating activities, less capital expenditures and dividends, plus proceeds from asset monetization) during the six months ended June 30, 1997. Included in this total is $1,329.3 million of proceeds from asset
monetization.   Through the Dutch auction tender offer, $900 million of this owners' cash flow was returned to Company stockholders during 1997.

Acquisitions and Capital Expenditures -
---------------------------------------

Capital expenditures, excluding property and equipment of purchased businesses, were $347.2 million for the six months ended June 30, 1997, and $553.9 million for the comparable period in 1996. In addition, the Company and its principal subsidiaries spent $34.8 million on acquisitions in 1997 compared with $92.8 million in cash and debt (including debt assumed) and 8.0 million shares of the Company's common stock during the first six months of 1996.

Capital Structure -
-------------------

Although the Company has placed increasing emphasis on generating owners' cash flow during the past two years, a substantial portion of such cash has been returned to stockholders through stock repurchases. However, during the first six months of 1997, total debt declined $202.8 million from December 31, 1996. Cash and marketable securities decreased $62.5 million in the first six months of 1997 to $580.1 million as a result of the Dutch auction tender offer.

On June 20, 1997, the Company announced an offer to acquire, for $15 per share in cash, all of the outstanding shares of WTI that it does not already own. At the time, the Company owned approximately 67% of the 156.6 million outstanding WTI shares. The offer was subject to the approval by a committee of independent WTI directors and the holders of a majority of the outstanding WTI shares, other than those held by the Company, voting on it at a special meeting of WTI stockholders called for that purpose. Several lawsuits were also filed seeking relief as to the proposed transaction.

The Company and WTI were authorized by their respective Boards of Directors to repurchase shares of their own common stock (up to 50 million shares in the case of the Company and 30 million shares in the case of WTI) in the open market, in privately negotiated transactions, or through issuer tender offers. During the 1997 second quarter, the Company purchased 30 million of its shares through the Dutch auction tender offer; it has not repurchased any other shares during 1997. WTI repurchased 5.1 million of its shares in open market transactions during the first six months of 1997; however, in light of the offer to acquire its remaining public shares, WTI has suspended its repurchase activity.

The Company periodically sold put options on its common stock. These options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. There were no put options outstanding at June 30, 1997.


Risks and Uncertainties -
-------------------------

See "Commitments and Contingencies" in Note 9 to the Consolidated Financial Statements for a description of certain contingent liabilities relating to the Company and its subsidiaries.


Outlook -
---------

While the Company expected revenue and earnings to be flat in 1997 compared with 1996, second quarter results were below management's expectations. WMNA continued to experience a very difficult pricing environment. While it had success obtaining and renewing residential contracts, renewals in many cases were at lower prices. Disposal pricing was very competitive for both special and solid wastes. Hazardous waste landfill prices continued to be flat to weaker. WM International was adversely affected by the strength of the British pound against the currencies in the other countries where it operated.


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



                               WASTE MANAGEMENT, INC.




                               /s/Donald R. Chappel
                               --------------------
                               Donald R. Chappel, Vice President and
                               Acting Chief Financial Officer




June 8, 1998