Form 10-Q/A
period 1997-09-30
WASTE MANAGEMENT INC /DE/
filed 1998-06-09
CIK 104938

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A

(MARK ONE)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
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


         Shares of Registrant's Common Stock, $1 par value, issued and outstanding, at October 31, 1997 - 455,024,772
       (excluding 10,886,361 shares held in the Waste Management, Inc.
                         Employee Stock Benefit Trust)


================================================================================

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART I. Financial Information*:

Consolidated balance sheets as of December 31, 1996 and
  September 30, 1997.......................................................    3

Consolidated statements of income for the three months and nine months
  ended September 30, 1996 and 1997........................................    5

Consolidated statements of stockholders' equity for the nine months
  ended September 30, 1996 and 1997........................................    6

Consolidated statements of cash flows for the nine months ended
  September 30, 1996 and 1997..............................................    8

Notes to consolidated financial statements.................................   10

Management's discussion and analysis of results of operations and
  financial condition......................................................   20

PART II. Other Information**

*     As amended.  See Notes to Consolidated Financial Statements.
**    Part II was not amended and, accordingly, is not included herein.

                             *   *   *   *   *   *

                         PART I. FINANCIAL INFORMATION

                    Waste Management, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                  (Unaudited)

                                (000's omitted)

                                    ASSETS

                                                                       Restated                     Restated
                                                                   -----------------           ------------------
                                                                   December 31, 1996           September 30, 1997
                                                                   -----------------           ------------------
CURRENT ASSETS:
  Cash and cash equivalents                                           $   323,288                  $   132,523
  Short-term investments                                                  319,338                      133,461
  Accounts receivable, less reserve of
    $52,847 in 1996 and $47,182 in 1997                                 1,650,719                    1,518,179
  Employee receivables                                                     10,084                        8,030
  Parts and supplies                                                      135,417                      130,476
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                                  240,531                      181,828
  Prepaid expenses                                                        119,273                       90,955
                                                                      -----------                  -----------

      Total Current Assets                                            $ 2,798,650                  $ 2,195,452
                                                                      -----------                  -----------
PROPERTY AND EQUIPMENT, at cost:
  Land, primarily disposal sites                                      $ 4,583,699                  $ 4,575,181
  Buildings                                                             1,485,045                    1,453,550
  Vehicles and equipment                                                7,454,460                    7,274,705
  Leasehold improvements                                                   85,431                       81,867
                                                                      -----------                  -----------

                                                                      $13,608,635                  $13,385,303
  Less  Accumulated depreciation and
    amortization                                                       (4,810,235)                  (5,121,684)
                                                                      -----------                  -----------
      Total Property and Equipment, Net                               $ 8,798,400                  $ 8,263,619
                                                                      -----------                  -----------

OTHER ASSETS:
  Intangible assets relating to acquired
    businesses, net                                                   $ 3,871,919                  $ 3,627,254
  Net assets of continuing businesses
    held for sale                                                         227,351                      220,419
  Sundry, including other investments                                   1,387,257                      935,631
                                                                      -----------                  -----------

      Total Other Assets                                              $ 5,486,527                  $ 4,783,304
                                                                      -----------                  -----------

            Total Assets                                              $17,083,577                  $15,242,375
                                                                      ===========                  ===========

     The accompanying notes are an integral part of these balance sheets.

                    Waste Management, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                  (Unaudited)

                    (000's omitted except per share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         Restated                Restated
                                                                     -----------------      ------------------
                                                                     December 31, 1996      September 30, 1997
                                                                     -----------------      ------------------
CURRENT LIABILITIES:
 Portion of long-term debt payable
   within one year                                                       $   553,493             $   385,028
 Accounts payable                                                            951,491                 726,531
 Accrued expenses                                                          1,362,048               1,680,191
 Unearned revenue                                                            212,541                 214,984
                                                                         -----------             -----------
      Total Current Liabilities                                          $ 3,079,573             $ 3,006,734
                                                                         -----------             -----------
DEFERRED ITEMS:
 Income taxes                                                            $   562,906             $   316,804
 Environmental liabilities                                                   673,492                 774,651
 Other                                                                       723,112                 677,984
                                                                         -----------             -----------
      Total Deferred Items                                               $ 1,959,510             $ 1,769,439
                                                                         -----------             -----------
LONG-TERM DEBT, less portion payable
  within one year                                                        $ 6,971,607             $ 6,405,304
                                                                         -----------             -----------
NET LIABILITIES OF DISCONTINUED
  OPERATIONS                                                             $    57,874             $    65,169
                                                                         -----------             -----------

MINORITY INTEREST IN SUBSIDIARIES                                        $ 1,177,463             $ 1,146,427
                                                                         -----------             -----------

COMMITMENTS AND CONTINGENCIES

PUT OPTIONS                                                              $    95,789             $         -
                                                                         -----------             -----------

STOCKHOLDERS' EQUITY:
 Preferred stock, $l par value (issuable in series);
  50,000,000 shares authorized; none outstanding during the
  periods                                                                $         -             $         -
 Common stock, $l par value;
  1,500,000,000 shares authorized;
  507,101,774 shares issued in 1996 and 1997                                 507,102                 507,102
 Additional paid-in capital                                                  887,026               1,012,180
 Cumulative translation adjustment                                           (79,213)               (210,206)
 Retained earnings                                                         3,228,346               3,227,367
                                                                         -----------             -----------
                                                                         $ 4,543,261             $ 4,536,443
 Less: Treasury stock; 12,782,864 shares in 1996 and
          40,862,713 in 1997, at cost                                        419,871               1,261,803
          1988 Employee Stock Ownership Plan                                   6,396                   1,396
          Employee Stock Benefit Trust; 10,886,361 shares in
            1996 and 1997, at market                                         353,807                 380,342
          Minimum pension liability                                           18,885                  18,885
          Restricted stock unearned compensation                               2,541                  24,715
                                                                         -----------             -----------
       Total Stockholders' Equity                                        $ 3,741,761             $ 2,849,302
                                                                         -----------             -----------
       Total Liabilities and Stockholders' Equity                        $17,083,577             $15,242,375
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

                    Waste Management, Inc. and Subsidiaries
                       Consolidated Statements of Income

            For the Three Months and Nine Months Ended September 30
                                  (Unaudited)
                   (000's omitted except per share amounts)

                                                                       Restated                  Restated
                                                               ------------------------  ------------------------
                                                                  Three Months Ended        Nine Months Ended
                                                                     September 30              September 30
                                                               ------------------------  ------------------------
                                                                  1996         1997         1996         1997
                                                               -----------  -----------  -----------  -----------
REVENUE:                                                       $2,372,746   $2,351,188   $6,848,219   $6,889,481
                                                               ----------   ----------   ----------   ----------
  Operating expenses                                           $1,716,823   $1,819,467   $4,950,982   $5,232,502
  Special charges                                                       -          869            -       17,702
  Asset impairment loss                                             1,683       26,226       13,545       79,004
  Selling and administrative expenses                             264,667      292,171      786,099      799,093
  Interest expense                                                116,364      106,181      336,794      332,379
  Interest income                                                  (4,999)      (6,497)     (17,660)     (28,928)
  Minority interest                                                28,304       29,423       84,265       84,441
  (Income) loss from continuing
    operations held for sale, net                                  (3,377)         (85)      (8,360)       4,045
  Sundry income, net                                              (34,280)      (7,972)     (74,588)    (175,804)
                                                               ----------   ----------   ----------   ----------
  Income from continuing operations
    before income taxes                                        $  287,561   $   91,405   $  777,142   $  545,047
  Provision for income taxes                                      132,227       61,604      374,179      316,747
                                                               ----------   ----------   ----------   ----------
Income from continuing operations                              $  155,334   $   29,801   $  402,963   $  228,300

DISCONTINUED OPERATIONS:
  Income from operations, less
    applicable income taxes and
    minority interest of $3,679 and
    $10,032 for the 3 months and
    9 months, respectively, ended
    September 30, 1996                                              2,569            -        7,788            -

  Income (loss) from gain on
    disposal or from reserve
    adjustment, net of applicable
    income taxes and minority
    interest of $263 and $25,718
    for the 3 months and 9 months,
    respectively, ended September 30,
    1996, and $320 and $81,753 for
    the 3 months and 9 months,
    respectively, ended September 30,
    1997                                                          (75,420)         204      (55,280)       8,412
                                                               ----------   ----------   ----------   ----------
NET INCOME                                                     $   82,483   $   30,005   $  355,471   $  236,712
                                                               ==========   ==========   ==========   ==========
AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                              490,693      455,945      491,712      468,980
                                                               ----------   ----------   ----------   ----------
EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
    Continuing operations                                      $     0.32   $     0.07   $     0.82   $     0.49
    Discontinued operations                                         (0.15)           -        (0.10)        0.01
                                                               ----------   ----------   ----------   ----------
NET INCOME                                                     $     0.17   $     0.07   $     0.72   $     0.50
                                                               ==========   ==========   ==========   ==========
DIVIDENDS DECLARED PER SHARE                                   $     0.16   $     0.17   $     0.47   $     0.50
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

                 Consolidated Statement of Stockholders' Equity

                  For the Nine Months Ended September 30, 1996

                                  (Unaudited)

                    (000's omitted except per share amounts)

                                                           Additional  Cumulative
                                                  Common    Paid-In    Translation   Retained    Treasury
                                                  Stock     Capital    Adjustment    Earnings     Stock
                                                 --------  ----------  -----------  ----------  ----------
Balance, January 1, 1996                         $498,817  $  438,816  $  (102,943) $3,582,861  $        -
Net income for the period (restated)                    -           -            -     355,471           -
Cash dividends ($.47 per share)                         -           -            -    (231,074)          -
Dividends paid to Employee Stock Benefit Trust          -       5,202            -      (5,202)          -
Stock repurchase (11,100,000 shares)                    -           -            -           -     359,172
Stock issued upon exercise of stock options           217      (8,323)           -           -     (31,149)
Treasury stock received in connection with
  exercise of stock options                             -           -            -           -         791
Tax benefit of non-qualified stock options
  exercised                                             -       5,378            -           -           -
Unearned compensation related to issuance of
  restricted stock to employees                         -           -            -           -           -
Earned compensation related to restricted
  stock (net of reversals on forfeited shares)          -           -            -           -           -
Contribution to 1988 Employee Stock
  Ownership Plan                                        -           -            -           -           -
Treasury stock received as settlement for claims        -           -            -           -       2,450
Common stock issued upon conversion of
  Liquid Yield Option Notes                           111       1,968            -           -           -
Stock issued for acquisitions                       7,957     221,820            -           -         (51)
Temporary equity related to put Options                 -     (42,180)           -           -           -
Proceeds from sale of put options                       -      16,362            -           -           -
Common stock purchased through non-qualified
  deferred compensation plan                            -       6,191            -           -           -
Adjustment of Employee Stock Benefit Trust
  to market value                                       -      36,360            -           -           -
Cumulative translation adjustment of foreign
  currency statements                                   -           -        2,598           -           -
                                                 --------  ----------  -----------  ----------  ----------
Balance, September 30, 1996 (restated)           $507,102  $  681,594  $  (100,345) $3,702,056  $  331,213
                                                 ========  ==========  ===========  ==========  ==========

                                                   1988
                                                 Employee   Employee              Restricted
                                                   Stock     Stock     Minimum      Stock -
                                                 Ownership  Benefit    Pension     Unearned
                                                   Plan      Trust    Liability  Compensation
                                                 ---------  --------  ---------  ------------
Balance, January 1, 1996                         $  13,062  $350,151  $  11,692  $          -
Net income for the period (restated)                     -         -          -             -
Cash dividends ($.47 per share)                          -         -          -             -
Dividends paid to Employee Stock Benefit Trust           -         -          -             -
Stock repurchase (11,100,000 shares)                     -         -          -             -
Stock issued upon exercise of stock options              -   (28,622)         -             -
Treasury stock received in connection with
  exercise of stock options                              -         -          -             -
Tax benefit of non-qualified stock options
  exercised                                              -         -          -             -
Unearned compensation related to issuance of
  restricted stock to employees                          -         -          -         2,640
Earned compensation related to restricted
  stock (net of reversals on forfeited shares)           -         -          -           (33)
Contribution to 1988 Employee Stock
  Ownership Plan                                    (5,000)        -          -             -
Treasury stock received as settlement for claims         -         -          -             -
Common stock issued upon conversion of
  Liquid Yield Option Notes                              -         -          -             -
Stock issued for acquisitions                            -         -          -             -
Temporary equity related to put Options                  -         -          -             -
Proceeds from sale of put options                        -         -          -             -
Common stock purchased through non-qualified
  deferred compensation plan                             -         -          -             -
Adjustment of Employee Stock Benefit Trust
  to market value                                        -    36,360          -             -
Cumulative translation adjustment of foreign
  currency statements                                    -         -          -             -
                                                 ---------  --------  ---------  ------------
Balance, September 30, 1996 (restated)           $   8,062  $357,889  $  11,692  $      2,607
                                                 =========  ========  =========  ============

The accompanying notes are an integral part of this statement.

                    Waste Management, Inc. and Subsidiaries

                Consolidated Statement of Stockholders' Equity

                 For the Nine Months Ended September 30, 1997

                                  (Unaudited)

                   (000's omitted except per share amounts)

                                                           Additional  Cumulative
                                                  Common    Paid-In    Translation   Retained    Treasury
                                                  Stock     Capital    Adjustment    Earnings     Stock
                                                 --------  ----------  -----------  ----------  ----------
Balance, January 1, 1997                         $507,102  $  887,026  $   (79,213) $3,228,346  $  419,871
Net income for the period (restated)                    -           -            -     236,712           -
Cash dividends ($.50 per share)                         -           -            -    (232,248)          -
Dividends paid to Employee Stock Benefit Trust          -       5,443            -      (5,443)          -
Stock repurchase (30,000,000 shares)                    -           -            -           -     902,961
Stock issued upon exercise of stock options
  and grant of restricted stock                         -      (5,040)           -           -     (56,640)
Compensation paid with stock options                    -         701            -           -           -
Tax benefit of non-qualified stock options
  exercised                                             -       2,578            -           -           -
Unearned compensation related to issuance of
  restricted stock to employees                         -           -            -           -           -
Earned compensation related to restricted
  stock (net of reversals on forfeited shares)          -           -            -           -           -
Contribution to 1998 Employee Stock
  Ownership Plan                                        -           -            -           -           -
Treasury stock received as settlement for claims        -           -            -           -         141
Common stock issued upon conversion of
  Liquid Yield Option Notes                             -        (262)           -           -        (778)
Stock issued for acquisitions                           -      (1,057)           -           -      (3,752)
Temporary equity related to put Options                 -      95,789            -           -           -
Settlement of put options                               -      (1,605)           -           -           -
Common stock purchased through non-qualified
  deferred compensation plan                            -       2,072            -           -           -
Adjustment of Employee Stock Benefit Trust
  to market value                                       -      26,535            -           -           -
Cumulative translation adjustment of
  foreign currency statements                           -           -     (130,993)          -           -
                                                 --------  ----------  -----------  ----------  ----------

Balance, September 30, 1997 (restated)           $507,102  $1,012,180  $  (210,206) $3,227,367  $1,261,803
                                                 ========  ==========  ===========  ==========  ==========

                                                   1988
                                                 Employee   Employee              Restricted
                                                   Stock     Stock     Minimum      Stock -
                                                 Ownership  Benefit    Pension     Unearned
                                                   Plan      Trust    Liability  Compensation
                                                 ---------  --------  ---------  ------------
Balance, January 1, 1997                         $   6,396  $353,807  $  18,885  $      2,541
Net income for the period (restated)                     -         -          -             -
Cash dividends ($.50 per share)                          -         -          -             -
Dividends paid to Employee Stock Benefit Trust           -         -          -             -
Stock repurchase (30,000,000 shares)                     -         -          -             -
Stock issued upon exercise of stock options
  and grant of restricted stock                          -         -          -             -
Compensation paid with stock options                     -         -          -             -
Tax benefit of non-qualified stock options
  exercised                                              -         -          -             -
Unearned compensation related to issuance of
  restricted stock to employees                          -         -          -        23,444
Earned compensation related to restricted
  stock (net of reversals on forfeited shares)           -         -          -        (1,270)
Contribution to 1988 Employee Stock
  Ownership Plan                                    (5,000)        -          -             -
Treasury stock received as settlement for claims         -         -          -             -
Common stock issued upon conversion of
  Liquid Yield Option Notes                              -         -          -             -
Stock issued for acquisitions                            -         -          -             -
Temporary equity related to put Options                  -         -          -             -
Settlement of put options                                -         -          -             -
Common stock purchased through non-qualified
  deferred compensation plan                             -         -          -             -
Adjustment of Employee Stock Benefit Trust
  to market value                                        -    26,535          -             -
Cumulative translation adjustment of
  foreign currency statements                            -         -          -             -
                                                 ---------  --------  ---------  ------------

Balance, September 30, 1997 (restated)           $   1,396  $380,342  $  18,885  $     24,715
                                                 =========  ========  =========  ============

The accompanying notes are an integral part of this statement.

                    Waste Management, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                    For the Nine Months Ended September 30

                                  (Unaudited)

                                (000's omitted)

                                                                                                                   Restated
                                                                                                          -------------------------
                                                                                                             1996          1997
                                                                                                          -----------   -----------
Cash flows from operating activities:
  Net income for the period                                                                               $   355,471   $   236,712
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                           801,798       762,405
      Provision for deferred income taxes                                                                     148,994      (254,803)
      Undistributed earnings of equity investee                                                               (26,029)        9,369
      Minority interest in subsidiaries                                                                        86,070        84,024
      Interest on Liquid Yield Option Notes (LYONs) and Subordinated Notes                                     16,662        15,810
      Contribution to 1988 Employee Stock Ownership Plan                                                        5,000         5,000
      Special charges                                                                                               -        17,702
      Asset impairment loss                                                                                    13,545        79,004
      Income on disposal of discontinued operations or reserve adjustments,
        net of tax and minority interest                                                                       55,280        (8,412)
      Gain on disposition of businesses and assets                                                            (14,202)     (176,906)
  Changes in assets and liabilities, excluding effects of acquired or divested companies:
      Receivables, net                                                                                        (56,705)       37,187
      Other current assets                                                                                     (6,764)       29,357
      Sundry other assets                                                                                      70,424       (30,110)
      Accounts payable                                                                                       (207,059)     (201,365)
      Accrued expenses and unearned revenue                                                                   101,536       444,291
      Deferred items                                                                                         (188,618)      (18,214)
      Other, net                                                                                                  964          (709)
                                                                                                          -----------   -----------
Net cash provided by operating activities                                                                 $ 1,156,367   $ 1,030,342
                                                                                                          -----------   -----------
Cash flows from investing activities:
  Short-term investments                                                                                  $    12,046   $  (107,011)
  Capital expenditures                                                                                       (815,634)     (585,000)
  Proceeds from asset monetization program                                                                    332,199     1,375,506
  Cost of acquisitions, net of cash acquired                                                                  (64,561)      (42,252)
  Other investments                                                                                           (84,717)       (2,386)
  Acquisition of minority interests                                                                          (336,431)      (67,605)
                                                                                                          -----------   -----------
Net cash obtained from (used for) investing activities                                                    $  (957,098)  $   571,252
                                                                                                          -----------   -----------
Cash flows from financing activities:
  Cash dividends                                                                                          $  (231,074)  $  (232,248)
  Proceeds from issuance of indebtedness                                                                    2,143,465       947,249
  Repayments of indebtedness                                                                               (1,732,553)   (1,625,677)
  Proceeds from exercise of stock options, net                                                                 50,874        51,600
  Contributions from minority interests                                                                         3,700             -
  Other distributions to minority stockholders by affiliated companies                                         (9,066)      (28,717)
  Stock repurchases                                                                                          (359,172)     (902,961)
  Proceeds from sale of put options                                                                            16,362             -
  Settlement of put options                                                                                         -        (1,605)
                                                                                                          -----------   -----------
Net cash used for financing activities                                                                    $  (117,464)  $(1,792,359)
                                                                                                          -----------   -----------
Net increase (decrease) in cash and cash equivalents                                                      $    81,805   $  (190,765)
Cash and cash equivalents at beginning of period                                                              169,541       323,288
                                                                                                          -----------   -----------
Cash and cash equivalents at end of period                                                                $   251,346   $   132,523
                                                                                                          ===========   ===========

       The accompanying notes are an integral part of these statements.

                    Waste Management, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30

                                  (Unaudited)

                                (000's omitted)

                                                                                                                      Restated
                                                                                                                --------------------
                                                                                                                  1996       1997
                                                                                                                ---------  ---------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest, net of amounts capitalized                                                                         $320,133   $316,569
    Income taxes, net of refunds received                                                                         250,420    391,818
                                                                                                                 ========   ========
Supplemental schedule of noncash investing and financing activities:
  LYONs converted into common stock of the Company                                                               $  2,079   $    516
  Liabilities assumed in acquisitions of businesses                                                                90,582     22,268
  Fair market value of Company stock issued for acquired businesses                                               229,828      2,695
  Marketable securities received from sale of discontinued operations and
    Disposition of certain businesses                                                                                  --    152,170
                                                                                                                 ========   ========

The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks and short-term investments with maturities of less than three months when purchased

        The accompanying notes are an integral part of these statements.

                    WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                             (Tables in millions)

     The financial statements included herein have been prepared by Waste Management, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. A complete presentation of the Company's financial statements, including the related notes (as restated; see
Note 1), for the year ended December 31, 1996, is included in the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This includes a summary of the Company's accounting policies. The financial information included herein reflects, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Future events could alter such estimates in the near term.

     The financial statements included herein are filed as part of a Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission, which amends (for the restatements and reclassifications discussed in Note 1) the previous Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 filed November 14, 1997. For subsequent updates and information regarding certain pending transactions and events discussed in this Report and any additional developments occurring subsequent to November 14, 1997, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, and its Reports on Form 8-K dated January 5, January 29, February 24, March 11 and May 15, 1998 and the Form S-4 Registration Statement of USA Waste Services, Inc. filed with the Securities and Exchange Commission on June 5, 1998 with respect to the proposed merger transaction between the Company and USA Waste Services, Inc.

Note 1--Restatements and Reclassifications

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

     The prior period restatements also include earlier recognition of certain asset value impairments (primarily related to land, landfill and recycling investments) and of environmental liabilities (primarily related to remediation and landfill closure and postclosure expense accruals including restatement of purchase accounting).

     The effect of such reclassifications, and the restatements discussed above on the income statement line items for the third quarters and related years to date, is shown in the following table. The Company's reclassifications and restatements for the first quarters of 1996 and 1997 were indicated in the Company's Report on Form 10-Q for the quarter ended March 31, 1998.

                                                     Three Months Ended       Nine Months Ended
                                                     September 30, 1996      September 30, 1996
                                                    ---------------------   ---------------------
                                                    Previously      As      Previously      As
                                                     Reported    Restated    Reported    Restated
                                                    ----------   --------   ----------   ---------

Revenue                                               $2,372.7   $2,372.7     $6,848.2   $6,848.2
Operating expenses                                     1,630.5    1,716.8      4,744.6    4,951.0
Special charges                                              -          -            -          -
Asset impairment loss                                        -        1.7            -       13.5
Selling and administrative expenses                      240.4      264.7        733.0      786.1
Interest, net                                             84.9      111.4        260.3      319.1
Minority interest                                         32.1       28.3         90.7       84.3
Income from continuing operations held for sale              -       (3.4)           -       (8.4)
Sundry income                                            (23.5)     (34.3)       (62.2)     (74.6)
Provision for income tax                                 168.1      132.2        443.7      374.2
                                                      --------   --------     --------   --------
Income from continuing operations                     $  240.2   $  155.3     $  638.1   $  403.0
Discontinued operations                                    5.0      (72.8)        15.3      (47.5)
                                                      --------   --------     --------   --------
Net income                                            $  245.2   $   82.5     $  653.4   $  355.5
                                                      ========   ========     ========   ========

Average common and common equivalent shares
 outstanding                                             490.7      490.7        491.7      491.7
                                                      ========   ========     ========   ========

Earnings per common and common equivalent share--
   Continuing operations                              $   0.49   $   0.32     $   1.30   $   0.82
   Discontinued operations                                0.01      (0.15)        0.03      (0.10)
                                                      --------   --------     --------   --------
   Net income                                         $   0.50   $   0.17     $   1.33   $   0.72
                                                      ========   ========     ========   ========

                                                      Three Months Ended      Nine Months Ended
                                                      September 30, 1997      September 30, 1997
                                                    ----------------------  ----------------------
                                                    Previously      As      Previously      As
                                                     Reported    Restated    Reported    Restated
                                                    -----------  ---------  -----------  ---------
Revenue                                               $2,351.2   $2,351.2     $6,876.8   $6,889.5
Operating expenses                                     1,839.2    1,819.5      5,096.2    5,232.5
Special charges                                              -        0.9            -       17.7
Asset impairment loss                                        -       26.2            -       79.0
Selling and administrative expenses                      266.5      292.2        781.5      799.1
Interest, net                                             92.3       99.7        281.4      303.5
Minority interest                                         30.4       29.4         86.1       84.5
(Income) loss from continuing operations held for
 sale                                                        -       (0.1)           -        4.0
Sundry income                                             (8.1)      (8.0)      (174.5)    (175.8)
Provision for income tax                                  67.7       61.6        389.3      316.7
                                                      --------   --------     --------   --------
Income from continuing operations                     $   63.2   $   29.8     $  416.8   $  228.3
Discontinued operations                                      -        0.2          0.8        8.4
                                                      --------   --------     --------   --------
Net income                                            $   63.2   $   30.0     $  417.6   $  236.7
                                                      ========   ========     ========   ========

Average common and common equivalent shares
 outstanding                                             455.9      455.9        469.0      469.0
                                                      ========   ========     ========   ========

Earnings per common and common equivalent share--
   Continuing operations                              $   0.14   $   0.07     $   0.89   $   0.49
   Discontinued operations                                   -          -            -       0.01
                                                      --------   --------     --------   --------
   Net income                                         $   0.14   $   0.07     $   0.89   $   0.50
                                                      ========   ========     ========   ========

Note 2--Income Taxes

     The following table sets forth the provision for income taxes for continuing operations for the three months and nine months ended September 30, 1996 and 1997:

                                  Three Months Ended                 Nine Months Ended
                                     September 30                       September 30
                               ------------------------           ------------------------
                                1996             1997              1996             1997
                               ------           -------           ------          --------
Currently payable              $ 67.4           $104.2            $225.2          $ 571.5
Deferred                         64.8            (42.6)            149.0           (254.8)
                               ------           ------            ------          -------
                               $132.2           $ 61.6            $374.2          $ 316.7
                               ======           ======            ======          =======

     The negative deferred tax provision for the three months and nine months ended September 30, 1997, is primarily due to previously deferred taxes becoming payable as a result of the Company's asset monetization program.

Note 3--Business Acquisitions and Divestitures

     During the nine months ended September 30, 1996, the Company and its principal subsidiaries acquired 74 businesses for $64.6 million in cash (net of cash acquired) and notes, $38.2 million of debt assumed, and 7,958,163 shares of the Company's common stock. These acquisitions were accounted for as purchases.

     During the nine months ended September 30, 1997, the Company and its principal subsidiaries acquired 27 businesses for $42.3 million in cash (net of cash acquired) and notes, $15.8 million of debt assumed, and 121,551 shares of the Company's common stock. These acquisitions were accounted for as purchases. The pro forma effect of the acquisitions made during 1996 and 1997 is not material.

     On June 20, 1997, the Company announced an offer to acquire, for $15 per share in cash, all of the outstanding shares of Wheelabrator Technologies Inc. ("WTI") it did not already own. At the time, the Company owned approximately 67% of the 156.6 million outstanding WTI shares. The offer was subject to approval by a committee of independent WTI directors and the holders of a majority of the outstanding WTI shares, other than those held by the Company voting on it at a special meeting of WTI stockholders called for that purpose. Several lawsuits were filed seeking relief as to the transaction.

     During the first nine months of 1997, the Company has divested 17 solid waste operations in North America for a total price of $284.1 million. The largest of these transactions was the sale of most of its Canadian operations. In June 1997, the Company's Waste Management International plc ("WM International") subsidiary completed the sale of substantially all of its remaining operations in France for 67.5 million pounds, or approximately $112 million, and in July 1997 sold its business in Spain for 9.9 million pounds, or approximately $16.3 million.

Note 4--Discontinued Operations

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

     During the fourth quarter of 1996, WTI sold its water process systems and equipment manufacturing businesses. WTI had also entered into an agreement to sell its water and wastewater facility operations and privatization business, which was sold in the second quarter of 1997. As of September 30, 1996, Rust sold its industrial scaffolding business and began implementing plans to exit its remaining international engineering and consulting business. The Company recorded a fourth quarter 1996 provision for loss of $360.0 million before tax and minority interest in connection with the planned divestiture of these businesses, and other businesses subsequently reclassified to continuing operations (see discussion below).

     The discontinued businesses have been segregated and the accompanying consolidated balance sheets, statements of income and related footnote information have been restated. Revenues from the discontinued businesses were $195.1 million for the three months and $602.5 million for the nine months ended September 30, 1996, and $17.2 million for the three months and $81.9 million for the nine months ended September 30, 1997. The decreases in revenue during the periods primarily reflect the sales of certain of the discontinued businesses. As required by Accounting Principles Board Opinion No. 30, results of their operations in 1997 were included in the reserve for loss on disposition provided previously. Such results were not material.

     At December 31, 1996, management also classified as discontinued and planned to sell Rust's domestic environmental and infrastructure engineering and consulting business and Chemical Waste Management, Inc.'s ("CWM") high organic waste fuel blending services business. In 1997, management reclassified the CWM business back into continuing operations, and classified certain of its sites as operations held for sale. The Rust disposition was not completed within one year, and, accordingly, this business has been reclassified back into continuing operations, as operations held for sale, at December 31, 1997, in accordance with generally accepted accounting principles, although management is continuing its efforts to market its investment in this business. Because these businesses were reclassified to continuing operations, the remaining provision for loss on disposal ($95 million after tax -- $87 million related to Rust and $8 million related to CWM) was reversed in discontinued operations and an impairment loss for Rust of $122.2 million was recorded in continuing operations in the fourth quarter of 1997. Prior-year financial statements were restated. Information regarding the businesses reclassified as continuing operations held for sale for the first nine months is as follows:

                                           Three Months Ended           Nine Months Ended
                                              September 30                 September 30
                                          --------------------        ---------------------
                                           1996          1997          1996           1997
                                          ------        ------        ------        -------
Results of operations-
  Revenue                                  $93.4        $95.5         $275.2        $270.6
  Income (loss) before tax after
    minority interest                        3.4          0.1            8.4          (4.0)
  Net income (loss)                          1.7         (0.2)           4.7          (3.5)
                                           =====        =====         ======        ======

     The net assets of these businesses are included in Net Assets of Continuing Businesses Held for Sale in the accompanying balance sheet.

Note 5--Asset Impairment Loss

     The Company recorded asset impairment losses of $1.7 million and $26.2 million in the third quarter of 1996 and 1997, respectively. The 1996 amount was primarily related to real estate assets identified as surplus and designated to be sold. The 1997 amount was primarily related to the write-off of an operating landfill that closed unexpectedly in the quarter ($12.8 million) and a goodwill write-off attributable to industrial cleaning business enterprise goodwill no longer realizable, as a result of exiting certain areas of this business.

     In the first nine months of 1996 and 1997, asset impairment losses were $13.5 million and $79.0 million respectively. Amounts prior to the third quarters were primarily related to writedown of unsuccessful landfill development or expansion projects for both 1996 and 1997.

Note 6--Accounting Principles

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

     FAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted, but when the opinion becomes effective, all prior periods presented must be restated. EPS computed in accordance with FAS No. 128 for the three months and nine months ended September 30, 1996 and 1997, would have been as follows:

                                             Three Months Ended        Nine Months Ended
                                                September 30             September 30
                                            -------------------       -------------------
                                             1996         1997         1996         1997
                                            -------      ------       ------       ------
Basic:
  Continuing operations                     $ 0.32       $0.07        $ 0.82        $0.49
  Discontinued operations                    (0.15)          -         (0.10)        0.01
                                            ------       -----        ------        -----
    Net income                              $ 0.17       $0.07        $ 0.72        $0.50
                                            ======       =====        ======        =====

Diluted:
  Continuing operations                     $ 0.31       $0.07        $ 0.81        $0.48
  Discontinued operations                    (0.14)          -         (0.09)        0.01
                                            ------       -----        ------        -----
    Net income                              $ 0.17       $0.07        $ 0.72        $0.49
                                            ======       =====        ======        =====

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

Note 7--Environmental Liabilities

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

     As part of its ongoing operations, the Company provides for estimated closure and postclosure monitoring costs over the operating life (including likely expansions) of disposal sites as airspace is consumed. The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including sites listed on the Superfund National Priority List ("NPL"). The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

     The Company has filed suit against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is vigorously pursuing such claims, it regularly considers settlement opportunities when appropriate terms are offered. Settlements for the first nine months of 1996 and 1997 were $39.0 million and $13.0 million, respectively (which included settlements in the third quarter of 1997 for $2.2 million), and have been included in operating expenses as a reduction to environmental remediation expenses.

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

Note 8--Stockholders' Equity

     The Company and WTI were authorized by their respective Boards of Directors to repurchase shares of their own common stock (up to 50 million shares in the case of the Company and 30 million shares in the case of WTI) in the open market, in privately negotiated transactions, or through issuer tender offers. During the 1997 second quarter, the Company purchased 30 million of its shares in a "Dutch auction" tender offer; it has not repurchased any other shares during 1997. WTI repurchased 5.1 million of its shares in open market transactions during the first six months of 1997; however, in light of the Company's offer to acquire its remaining public shares, WTI suspended its repurchase activity in the second quarter of 1997.

     The Company has periodically sold put options on its common stock. The put options give the holders the right at maturity to require the Company to repurchase its shares at specified prices. Proceeds from the sale of the options are credited to additional paid-in capital. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the strike price and the market price of the Company's shares in lieu of repurchasing the stock. In February 1997, options on 1.9 million shares were exercised, and the Company elected to settle them for $1.6 million in cash. One million options expired unexercised as the price of the Company's stock was in excess of the strike price at maturity. At September 30, 1997, no put options were outstanding.

Note 9--Commitments and Contingencies

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

     WTI's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. On May 1, 1997, the Third Circuit Court of Appeals ("Third Circuit") permanently enjoined the State of New Jersey from enforcing its franchise system as a form of unconstitutional solid waste flow control, but stayed the injunction for so long as any appeals were pending. On November 10, 1997, the United States Supreme Court announced its decision not to review the Third Circuit decision, thereby ending the stay. The State had continued to enforce flow control during the stay period. Under the reimbursement agreement between the project company that owns the Gloucester facility and the bank that provides credit support to the project, the termination of the waste franchise constitutes an event of default. WTI and the credit support bank are presently discussing the consequences of these developments. The New Jersey legislature has considered various legislative solutions, including a bill to authorize counties and county authorities to implement a constitutionally permissible system of "economic flow control" designed to recover waste disposal costs previously incurred in reliance on the State's franchise system. WTI currently believes that, through either legislative action or a project recapitalization, the Gloucester project can be restructured to operate profitably in the absence of regulatory flow control.

     The Supreme Court's 1994 ruling and subsequent court decisions have not to date had a material adverse effect on any of the Company's operations. Federal legislation has been considered, but not yet enacted, to effectively grandfather existing flow control mandates. In the event that legislation to effectively grandfather existing flow control mandates is not adopted, the Company believes that affected local governmental bodies may endeavor to implement alternative lawful means to continue controlling the flow of waste. In view of the uncertain state of the law at this time, however, the Company is unable to predict whether such efforts will be attempted and, if attempted, whether such efforts would be successful or what impact, if any, this matter might have on the Company's disposal facilities, particularly WTI's trash-to-energy facilities.

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

For subsequent updates and information regarding the above issues or any additional developments occurring subsequent to November 14, 1997, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997, its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, and its Reports on Form 8-K dated January 5, January 29, February 24, March 11 and May 15, 1998 and the Form S-4 Registration Statement of USA Waste Services, Inc. filed with the Securities and Exchange Commission on June 5, 1998 with respect to the proposed merger transaction between the Company and USA Waste Services, Inc.

Note 10--Debt

     In July 1997, the Company issued $300,000,000 of 6-5/8% Notes due July 15, 2002, at a price of 99.882%. The Notes are not redeemable prior to maturity.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             (Tables in millions)

Results of Operations:

     As more fully described in Note 1 to the Consolidated Financial Statements, certain financial information in this Report has been restated and reclassified to correct previously issued financial statements. Except as otherwise stated herein, all information presented in this Quarterly Report on Form 10-Q/A includes such restatements and reclassifications. For subsequent updates and information regarding certain pending transactions and events discussed in this Quarterly Report on Form 10-Q/A and any additional developments occurring subsequent to November 14, 1997, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997, its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, and its Reports on Form 8-K dated January 5, January 29, February 24, March 11 and May 15, 1998 and the Form S-4 Registration Statement of USA Waste Services, Inc. filed with the Securities and Exchange Commission on June 5, 1998 with respect to the proposed merger transaction between the Company and USA Waste Services, Inc.

 Consolidated

     For the three months ended September 30, 1997, Waste Management, Inc. (the "Company") had income from continuing operations of $29.8 million, or $0.07 per share, versus $155.3 million, or $0.32 per share, in the comparable quarter of 1996. Revenue from continuing operations was $2.35 billion in the 1997 quarter compared with $2.37 billion in the year-earlier quarter. Net income was $0.07 per share for the three months ended September 30, 1997, compared with $0.17 for the same three months in 1996.

     Nine-month 1997 income from continuing operations was $228.3 million, or $0.49 per share, on revenue of $6.89 billion. For the first nine months of 1996, income from continuing operations was $403.0 million, or $0.82 per share, on revenue of $6.85 billion. Net income was $0.50 per share for the first nine months of 1997, compared with $0.72 per share for the first nine months of 1996.

     Results for the nine months ended September 30, 1997 include the Company's share ($10.4 million after tax and minority interest, or $0.02 per share) of a special charge recorded by OHM Corporation ("OHM"), an environmental remediation services business, in which the Company's Rust International Inc. ("Rust") subsidiary held an approximately 37% equity interest.

     During the first nine months of 1997, as part of a strategic initiative outlined earlier in the year, the Company monetized $1.4 billion through the sale of non-core and non-integrated assets, including $46.2 million during the third quarter. The Company sold its investment in ServiceMaster Limited Partnership ("ServiceMaster") and its Waste Management International plc ("WM International") subsidiary sold its investment in Wessex Water plc ("Wessex"). Its Wheelabrator Technologies Inc. ("WTI") subsidiary sold its water and wastewater facility operations and privatization business to United States Filter Corporation ("U.S. Filter") for 2.3 million shares of U.S. Filter stock (which it subsequently sold--see "Sundry Income, Net"). Waste Management of North America, Inc. ("WMNA") divested 17 solid waste operations in North

America, including the sale of most of its Canadian operations, for a total price of approximately $284.1 million. In Europe, WM International sold substantially all of its operations in France and Spain for approximately $131.0 million.

     In accordance with its strategic plan, the Company in May 1997 completed a Dutch auction tender offer by repurchasing 30 million of its outstanding shares for $30 a share. Also in May 1997, the Board of Directors approved an increase in the Company's quarterly dividend from $0.16 to $0.17 per share.

     The Company has five primary operating subsidiaries. WMNA provides integrated solid waste management services in North America and manages the industrial cleaning services business owned by Rust. Chemical Waste Management, Inc. ("CWM") provides chemical waste treatment, storage, disposal and related services and furnishes low-level radioactive waste management and disposal services in North America. WTI is engaged in the ownership and operation of trash-to-energy, waste-fuel powered independent power, and biosolids pelletizer facilities, as well as providing biosolids land application services. WM International provides comprehensive waste management and related services outside North America, with operations in seven countries in Europe, five countries in Asia, and Argentina (see "Outlook" herein), Australia, Brazil, Israel and New Zealand. The Company considers its operations to be part of a single industry segment--waste management services--and reports accordingly. Certain other services formerly provided by Rust have been classified as discontinued operations or continuing operations held for sale in the accompanying financial statements. The discussion and analysis relates to the Company's continuing operations.

Revenue

     Consolidated revenue for the three months and nine months ended September 30, 1997, compared with the same periods in 1996, is shown in the table which follows:

                                      Three Months Ended                  Nine Months Ended
                                         September 30                        September 30
                              ----------------------------------  ----------------------------------
                                                     Percentage                          Percentage
                                                     Increase/                           Increase/
                                1996       1997      (Decrease)     1996       1997      (Decrease)
                              ---------  ---------  ------------  ---------  ---------  ------------
North America
  WMNA
    Residential               $  323.2   $  326.0          0.9%   $  962.1   $  972.3          1.1%
    Commercial                   409.4      397.5         (2.9)    1,208.6    1,197.2         (0.9)
    Rolloff and
      Industrial                 337.7      332.8         (1.5)      969.5      958.8         (1.1)
    Disposal,
      Transfer
      and other                  425.7      433.9          1.9     1,149.4    1,154.9          0.5
                              --------   --------                 --------   --------
        Total WMNA            $1,496.0   $1,490.2         (0.4%)  $4,289.6   $4,283.2         (0.1%)

  CWM                            145.4      137.1         (5.7)      403.4      379.4         (5.9)
  Rust                            66.2       84.7         27.9       207.7      237.1         14.2
  WTI                            242.7      249.9          3.0       706.6      754.1          6.7
WM International                 482.3      432.4        (10.3)    1,413.0    1,353.2         (4.2)
Eliminations                     (59.8)     (43.1)                  (172.1)    (117.5)
                              --------   --------                 --------   --------
        Total                 $2,372.8   $2,351.2        (0.9%)   $6,848.2   $6,889.5          0.6%
                              ========   ========        =====    ========   ========         ====

Total revenue for the quarter ended September 30, 1997, was down $21.6 million or about 1% compared with the third quarter a year ago. When divestitures of $85.5 million, net of acquisitions, are factored out, revenue increased about 2.7% versus the same period in 1996. Viewed on this basis, relatively strong growth in the WMNA business was offset by weak hazardous waste pricing and volumes and currency translation issues in WM International. For the nine months ended September 30, 1997, total revenue increased $41.3 million or less than 1%. The overall revenue impact of dispositions, net of acquisitions, was a reduction of $135.3 million for the nine months of 1997. Before the impact of these divestitures, consolidated revenue increased by $176.6 million or 2.6% versus the first nine months of 1996. WMNA revenue was down approximately $6 million in the third quarter of 1997 compared with 1996. The bulk of the $85.4 million of divested revenue impacted WMNA, particularly in the commercial and industrial lines of business. WMNA revenues were helped in the quarter by an increase in the amount of recycling processing fees earned, as well as the prices the Company receives for recycled materials it collects. For the nine months ending September 30, WMNA revenue was virtually the same as the nine month period in 1996. The majority of the $135.4 million year-to-date divestiture impact was related to WMNA revenues.

WM International, a U.K. corporation which maintains its accounts in pounds sterling, has been adversely impacted by the strength of the pound against other world currencies. Excluding the impact of currency translation, WM International revenue declined 1% in the third quarter, and increased 2.2% for the first nine months of 1997 compared with the same periods in 1996. The third quarter of 1997 was adversely impacted by reduced landfill volumes in Italy, resulting from delays in obtaining permit extensions, and the absence of construction revenue on the West Kowloon transfer station in Hong Kong, which was completed in the second quarter.

WTI revenues increased $7.2 million or about 3% in the third quarter of 1997 versus the same period of 1996. For the nine months ending September 30, 1997 revenues were up $47.5 million or almost 7% over the nine months of 1996. The 1997 revenue included $12.8 million in the third quarter and $47.0 million for the nine months of construction revenue related to the retrofit of its Pinellas County, Florida, trash-to-energy facility and construction of a biosolids compost facility for Burlington County, New Jersey. No similar construction revenue was earned in 1996. New industrial co-generation facilities acquired in 1996 contributed revenue growth of $4.1 million for the third quarter and $14.3 million for the first nine months of 1997.

Operating Expenses

     Consolidated operating expenses increased $102.6 million or 6.0% in the third quarter of 1997 versus 1996, and increased as a percent of revenue from 72.4% to 77.4%. Operating expenses in both years' quarters were impacted by changes in estimates and accounting principles. Remediation expenses, net of insurance recoveries impacted the third quarter of 1997 by $34.2 million, compared with $16.9 million in the same period in 1996. In the third quarters of 1997 and 1996, losses incurred and accrued provisions for loss-making contracts impacted expenses by $6.4 million and $12.7 million respectively. The third quarter 1997 expenses were impacted by a self-insurance expense increase of $59.9 million. This increase resulted from changes in estimating techniques and changes in estimates related to growth of prior years' claims.

For the nine months ended September 30, 1997 consolidated operating expenses increased $281.5 million, or 5.7% versus the same nine month period of 1996. As a percentage of revenue, operating expenses increased from 72.3% to 75.9%. The increase in operating expenses as a percentage of revenue was impacted by weakness in hazardous waste volumes and pricing, higher waste taxes and lower volumes in WM International operations, and the impact of WTI construction revenue, which carries a high level of operating expenses as a percentage of revenue. The majority of the actual expense increase, however, was due to changes in estimates and accounting principles. Remediation expenses, net of insurance recoveries increased $120.7 million for the nine months of 1997 versus the same period of 1996. Remediation expenses in 1997 were impacted $49.9 million as a result of implementation of SOP 96-1, and $80.8 million related to changes in remediation cost estimates at several disposal sites. During the first nine months of 1996, remediation expenses were decreased by $39 million of insurance recoveries, offset by $36.4 million of additional expenses related to changes in cost estimates. Other items affecting the nine months of 1996 operating expenses include $30.5 million related to losses incurred and accrued provisions for loss-making contracts, and $6.9 million related to various other asset disposals and write-downs. The nine months of 1997 operating expenses were affected by $59.9 million relating to self-insurance expense resulting from changes in estimating techniques and increased growth of prior years' claims. This same period was also impacted by $17.3 million of loss-making contracts, and $14.0 million of asset write-downs.

Selling and Administrative Expenses

Consolidated selling and administrative expenses increased $27.5 million in the quarter ended September 30, 1997 compared with the same quarter in 1996. As a percentage of revenue, these expenses were 11.2% in the current year quarter versus 12.4% in the year-ago quarter. The third quarter of 1997 included $25.6 million related to additional expenses reflecting changes in estimates of litigation-related liabilities. For the nine months ended September 30, selling and administrative expenses were 11.6% of revenue in 1997 compared with 11.5% in 1996, increasing $13.0 million in absolute terms. Selling and administrative expenses for this nine month period of 1996 were impacted by $11.7 million of asset write-downs primarily related to information systems assets, and adjustments to receivables. This same period of 1997 was impacted by $25.6 million of litigation-related legal expenses.

Asset Impairment Loss

     The Company recorded asset impairment losses of $1.7 million and $26.2 million in the third quarter of 1996 and 1997, respectively. The 1996 amount was primarily related to real estate properties identified as surplus and designated to be sold. The 1997 amount was primarily related to the write-off of an operating landfill that closed unexpectedly in the quarter ($12.8 million) and a goodwill write-off attributable to industrial cleaning business enterprise goodwill no longer realizable, as a result of exiting certain areas of this business.

     In the first nine months of 1996 and 1997, asset impairment losses were $13.5 million and $79.0 million respectively. Amounts prior to the third quarters were primarily related to writedown of unsuccessful landfill development or expansion projects for both 1996 and 1997.

 Special Charge

     In the first nine months of 1997, the Company had special charges totaling $17.7 million for employee severance. This primarily reflected a $15.9 million charge taken in the first quarter of 1997 related to certain severed officers of the Company, including its chief executive at the time.

 Interest Expense

     The following table sets forth the components of interest expense for the three months and nine months ended September 30, 1996 and 1997:

                                                  Three Months                    Nine Months
                                         ------------------------------  ------------------------------
                                              1996            1997            1996            1997
                                         --------------  --------------  --------------  --------------
Interest expense incurred                       $125.5          $112.4          $361.7          $352.0
Capitalized interest                              (9.1)           (6.2)          (24.9)          (19.6)
                                                ------          ------          ------          ------
Interest expense                                $116.4          $106.2          $336.8          $332.4
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

 Sundry Income, Net

     Below is a summary of major components in sundry income, net:

                                                Three Months                    Nine Months
                                        -----------------------------  -----------------------------
                                            1996            1997           1996            1997
                                        -------------  --------------  -------------  --------------
Gain on sale of investments/businesses          $14.2           $ 5.7          $14.2         $176.9
Equity income                                    13.0             1.3           46.9           (8.6)
Other                                             7.1             1.0           13.5            7.5
                                                -----           -----          -----         ------
Sundry income, net                              $34.3           $ 8.0          $74.6         $175.8
                                                =====           =====          =====         ======

     Third quarter and nine-month 1996 amounts include equity income from ServiceMaster and Wessex, both of which were sold in 1997. Equity income in the second quarter of 1997 was reduced by $10.4 million as a result of a special charge recorded by OHM. Gains on the sale of investments for the third quarter of 1997 includes a $4.5 million pretax gain recognized by WTI on the disposition of U.S. Filter stock received in connection with the sale of its water and wastewater facilities and operations and privatization businesses. Nine-month 1997 amounts reflect a gain of $129 million recognized on the disposition of the ServiceMaster shares during the first quarter of 1997 and a $32.6 million pretax gain relating to the sale of the majority of the Company's Canadian operations in the second quarter of 1997.

 Income Taxes

     The Company's effective tax rate (provision for income taxes divided by pretax income before minority interest) for the third quarter was 51.0% in 1997 and 41.9% in 1996, and for the nine months was 50.3% in 1997 and 43.4% in 1996. WM International's tax rate is adversely impacted by the loss of the equity income from Wessex, which carried little, if any, additional tax, and will fluctuate with the mix of earnings among countries. U.S. taxes have increased as a result of an increase in permanent differences (expenses not deductible for income tax purposes). The large tax rate increase in the first nine months of 1997 is primarily a result of taxes on the gains on sales of the ServiceMaster shares and the Canadian operations, asset impairment losses and other changes in income mix.

 Discontinued Operations

     See Note 4 to the Consolidated Financial Statements for discussion of discontinued operations.

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

 Environmental Liabilities

     The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. As part of its ongoing operations, the Company provides for estimated closure and postclosure monitoring costs over the life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste. While the Company believes that it has adequately provided for its environmental liabilities, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities which could be material. For further discussion, see Note 7 to the Consolidated Financial Statements.

     The Company has filed suit against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is vigorously pursuing such claims, it regularly considers settlement opportunities when appropriate terms are offered. Settlements for the first nine months of 1996 and 1997 were $39.0 million and $13.0 million, repectively (which included settlements in the third quarter of 1997 of $2.2 million), and have been included in operating expenses as a reduction to environmental remediation expenses.

Financial Condition:

 Liquidity and Capital Resources

     The Company had a working capital deficit of $811.3 million at September 30, 1997, compared with a working capital deficit of $280.9 million at December 31, 1996. In connection with its strategy to maximize cash flow, the Company has placed emphasis on minimizing working capital, because it operates in a service industry with neither significant inventory nor seasonal variation in receivables and thus is typically not adversely affected by reducing working capital. Cash and marketable securities declined $376.6 million, as the year-end 1996 amounts included the investment in Wessex sold during the first quarter of 1997 and higher-than-normal cash balances held in anticipation of the Dutch Auction issuer tender offer. Accounts receivable declined $132.5 million from increased emphasis on collection, particularly in WM International. Current debt has decreased $168.5 million as the Company reduced its outstanding commercial paper balance.

     The Company generated $1,588.6 million of "owners' cash flow" (which it defines as cash flow from operating activities, less capital expenditures and dividends, plus proceeds from asset monetization) during the nine months ended September 30, 1997. Included in this total is $1,375.5 million (before tax) of proceeds from asset monetization. Through the Dutch auction tender offer, $900.0 million of this owners' cash flow was returned to Company stockholders.

 Acquisitions and Capital Expenditures

     Capital expenditures, excluding property and equipment of purchased businesses, were $585.0 million for the nine months ended September 30, 1997, and $815.6 million for the comparable period in 1996. In addition, the Company and its principal subsidiaries spent $58.0 million in cash and debt (including debt assumed) and 121,551 shares of the Company's common stock on acquisitions in 1997, compared with $102.7 million and 8.0 million shares of the Company's common stock during the first nine months of 1996.

Capital Structure

     Although the Company has placed increasing emphasis on generating owners' cash flow during the past two years, a substantial portion of such cash has been returned to Company stockholders through stock repurchases. However, during the first nine months of 1997, total debt declined $734.8 million from December 31, 1996. Cash and marketable securities decreased $376.6 million during the period, as discussed above.

     On June 20, 1997, the Company announced an offer to acquire, for $15 per share in cash, all of the outstanding shares of WTI that it does not already own. At the time, the Company owned approximately 67% of the 156.6 million outstanding WTI shares. The offer was subject to approval by a committee of independent WTI directors and by the holders of a majority of the outstanding WTI shares, other than those held by the Company, voting on it at a special meeting of WTI stockholders called for that purpose. Several lawsuits were also filed seeking relief as to the proposed transaction.

     The Company and WTI were authorized by their respective Boards of Directors to repurchase shares of their own common stock (up to 50 million shares in the case of the Company and 30 million shares in the case of WTI) in the open market, in privately negotiated transactions, or through issuer tender offers. These programs extend into 1998. During the 1997 second quarter, the Company purchased 30 million of its shares through the Dutch auction tender offer; it has not repurchased any other shares during 1997. WTI repurchased 5.1 million of its shares in open market transactions during 1997; however, in light of the Company offer to acquire its remaining public shares, WTI has suspended its repurchase activity and did not repurchase any shares in the third quarter.

     In connection with its authorized repurchase program, the Company periodically sold put options on its common stock. These options give the holder the right at maturity to require the Company to repurchase its shares at specified prices. There were no put options outstanding at September 30, 1997.

Risks and Uncertainties:

     See Note 9 to the Consolidated Financial Statements for a description of certain contingent liabilities relating to the Company and its subsidiaries.

Outlook:

     The Company continues to experience a very competitive pricing environment, although WMNA did achieve volume growth in the third quarter of 1997 and its net new customer percentage increased each month in the quarter. WM International learned in late September that its joint venture company's bid to continue to provide waste collection and cleaning services to the City of Buenos Aires, Argentina, was unsuccessful. WM International's results also continue to be adversely affected by the strength of the British pound against the currencies of the other countries in which it operates. WTI expects a decline in profitability in 1998 at its Shasta, California facility, where it will begin to receive significantly lower, avoided cost-based electric rates, and at its New York Organic Fertilizer Company facility, where it has been awarded a 15-year contract renewal at lower anticipated revenue.

     A comprehensive study of the Company's North American operations was initiated by Company management during the third quarter 1997 and includes a review of the Company's operating assets, investments and liabilities to determine whether their carrying values and stated amounts are appropriate in light of the Company's changing operational strategies and changing industry conditions. The Audit Committee is actively overseeing the financial and accounting implications of this review, which may result in a modification of certain of the Company's accounting policies and practices to reflect these strategies and industry conditions. These reviews are to be completed during the fourth quarter of 1997. The Company expects that the results of these reviews will require a fourth quarter charge which will be material to its results of operations and stockholders' equity. See Note 1 to the consolidated financial statements with respect to previously reported results.

     On November 11, 1997, the Board of Directors approved plans to eliminate a total of approximately 1,200 operations management and support positions as part of an organizational restructuring and cost control program in the Company's North American waste services operations. This workforce reduction is expected to reduce annual costs by approximately $100 million. It is anticipated that this reduction in force will require a charge to earnings in the fourth quarter estimated at $30 million to $50 million. The Board also approved plans to centralize most of the Company's North American purchasing activity at its corporate headquarters and to adopt a new fleet management strategy.

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

                                          Waste Management, Inc.


                                                    /s/ Donald R. Chappel

                                                        Donald R. Chappel
                                                 Vice President and Acting Chief
                                                        Financial Officer

June 8, 1998

                             WASTE MANAGEMENT, INC.

                                 EXHIBIT INDEX

   Exhibit
-------------
   Number      Description
-------------  -----------
  2            None

  3            By-Laws of the registrant, as amended and restated as of November 4, 1997 (incorporated by reference to Exhibit 3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1997)

  4            None

 10            None

 11            None

 12            Computation of Ratios of Earnings to Fixed Charges

 15            None

 18            None

 19            None

 22            None

 23            None

 24            None

 27.1          Financial Data Schedule  September 30, 1997  Restated

 27.2          Financial Data Schedule  September 30, 1996  Restated

 99            None

  *Exhibits not listed are inapplicable.